Form 10-Q
period 1996-03-31
CERPLEX GROUP INC
filed 1996-05-15
CIK 915870

                                  FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended        March 31, 1996
                               ----------------------------

                                      OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission file number           0-23602
                       -----------------------------

                            THE CERPLEX GROUP, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                              33-0411354
- -------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                      1382 Bell Avenue, Tustin, CA  92680
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (714) 258-5600
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No
                                    ---     ---

The number of shares outstanding of the Registrant's Common Stock on May 2, 1996 was 13,397,425.

                            THE CERPLEX GROUP, INC.

                               TABLE OF CONTENTS


                                                                          Page
                                                                          ----
PART 1   FINANCIAL INFORMATION

       Consolidated Balance Sheets  . . . . . . . . . . . . . . . . .       4
       Consolidated Statements of Operations  . . . . . . . . . . . .       5
       Consolidated Statement of Stockholders' Equity   . . . . . . .       6
       Consolidated Statements of Cash Flows  . . . . . . . . . . . .       7
       Notes to Consolidated Financial Statements   . . . . . . . . .       8
       Management's Discussion and Analysis   . . . . . . . . . . . .       9

PART II   OTHER INFORMATION

       Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . .      13
       Changes in Securities  . . . . . . . . . . . . . . . . . . . .      13
       Defaults Upon Senior Securities  . . . . . . . . . . . . . . .      13
       Submission of Matters to a Vote of Security Holders  . . . . .      13
       Other Information  . . . . . . . . . . . . . . . . . . . . . .      13
       Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . .      21

SIGNATURE       . . . . . . . . . . . . . . . . . . . . . . . . . . .      30

EXHIBIT INDEX   . . . . . . . . . . . . . . . . . . . . . . . . . . .      31

                                     PART I


                             FINANCIAL INFORMATION

                            THE CERPLEX GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                                 March 31    December 31
                                                                   1996         1995
                                                                 --------    -----------
                                        ASSETS
Current assets:
    Cash and cash equivalents                                    $  5,422      $  3,807
    Accounts receivable, net                                       27,472        30,102
    Inventories                                                    28,387        27,789
    Net assets of discontinued operations                           2,920         2,597
    Prepaid expenses and other                                      2,623         2,267
                                                                 --------      --------
         Total current assets                                      66,824        66,562

Property, plant and equipment, net                                 17,441        17,988
Investment in joint venture                                         8,005         7,723
Goodwill                                                            6,361         6,647
Other long-term assets                                              2,793         2,973
                                                                 --------      --------
         Total assets                                            $101,424      $101,893
                                                                 ========      ========

                           LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                             $ 20,898      $ 17,024
    Accrued liabilities                                            11,158        13,622
    Short-term borrowings                                          47,700
    Current portion of long-term debt                                 253           536
    Income taxes payable                                            2,349         2,161
                                                                 --------      --------
         Total current liabilities                                 82,358        33,343
                                                                 --------      --------
Long-term debt, less current portion                               20,567        68,382

Stockholders' Equity:
    Convertible preferred stock, par value $0.001;
       5,000,000 shares authorized, none outstanding
    Common stock, par value $0.001 par value;
       30,000,000 shares authorized; 13,279,610
       and 13,127,680 issued and outstanding in
       1996 and 1995, respectively                                     13            13
    Additional paid-in capital                                     47,546        47,528
    Notes receivable from stockholders                               (229)         (226)
    Unearned compensation                                            (125)         (143)
    Accumulated deficit                                           (48,599)      (47,026)
    Cumulative translation adjustment                                (107)           22
                                                                 --------      --------
         Total stockholders' equity                                (1,501)          168
                                                                 --------      --------
         Total liabilities and stockholders' equity              $101,424      $101,893
                                                                 ========      ========





          See accompanying notes to consolidated financial statements

                            THE CERPLEX GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)


                                                                           Three months ended March 31
                                                                           ---------------------------
                                                                            1996                1995
                                                                           -------             -------
Net sales                                                                  $40,846             $34,001

Cost of sales                                                               33,915              27,959
                                                                           -------             -------
    Gross profit                                                             6,931               6,042

Selling, general and administrative expenses                                 7,057               4,077
                                                                           -------             -------
    Operating income (loss)                                                   (126)              1,965

Equity in earnings from joint venture                                          357                 515

Interest expense, net                                                        1,511               1,224
                                                                           -------             -------
Income (loss) from continuing operations  before taxes                      (1,280)              1,256

Income taxes                                                                   293                 467
                                                                           -------             -------
Income (loss) from continuing operations                                    (1,573)                789

Income from discontinued operations, net of income taxes                                            41
                                                                           -------             -------
Net income (loss)                                                          $(1,573)            $   830
                                                                           =======             =======
Income (loss) per share:

    Continuing operations                                                  $  (.12)                .06

    Discontinued operations
                                                                           -------             -------
Net income (loss) per share                                                $  (.12)            $   .06
                                                                           =======             =======
Weighted average common and common
 equivalent shares                                                          13,174              14,428
                                                                           =======             =======





          See accompanying notes to consolidated financial statements

                            THE CERPLEX GROUP, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (in thousands, except share data)
                                  (Unaudited)



                                                  Common Stock      Additional                              Total
                                              -------------------    Paid-In               Accumulated   Stockholders'
                                                Shares     Amount    Capital     Other       Deficit        Equity
                                              ----------   ------    -------     -----     -----------   -------------
Balance at December 31, 1995                  13,127,680    $13      $47,528     $(347)     $(47,026)       $   168

Stock options and warrants exercised             151,930                  18                                     18

Notes receivable from stockholders                                                  (3)                          (3)

Net loss                                                                                      (1,573)        (1,573)

Amortization of unearned compensation                                               18                           18

Translation adjustment                                                            (129)                        (129)
                                              ----------    ---      -------     -----      --------        -------
Balance at March 31, 1996                     13,279,610    $13      $47,546     $(461)     $(48,599)       $(1,501)
                                              ==========    ===      =======     =====      ========        =======





          See accompanying notes to consolidated financial statements

                            THE CERPLEX GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (Unaudited)

                                                                                   Three Months Ended March 31
                                                                                 -------------------------------
                                                                                  1996                    1995
                                                                                 -------                 -------
Cash flows from operating activities:
    Net income (loss)                                                            $(1,573)                $   830
    Adjustments to reconcile net income to net cash provided
       by (used in) operating activities:
          Depreciation and amortization                                            1,859                   2,291
          Amortization of unearned compensation                                       18                      18
          Foreign currency transaction (gain) loss                                    36                    (159)
          Equity in earnings of joint venture                                       (282)                   (515)
          Decrease (increase) in:
             Accounts receivable                                                   2,518                  (3,440)
             Inventories                                                            (818)                 (3,036)
             Prepaid expenses and other                                             (360)                 (1,327)
             Investment in other long-term assets                                   (167)                   (453)
             Net assets of discontinued operations                                  (323)
          (Decrease) increase in:
             Accounts payable                                                      3,888                   1,391
             Accrued liabilities                                                  (2,452)                   (159)
             Income taxes payable                                                    214                     341
                                                                                 -------                 -------
          Net cash provided by (used in) operating activities                      2,558                  (4,218)
                                                                                 -------                 -------
Cash flows from investing activities:
    Purchase of plant and equipment                                                 (703)                 (1,197)
                                                                                 -------                 -------
       Net cash used in investing activities                                        (703)                 (1,197)
                                                                                 -------                 -------
Cash flows from financing activities:
    Proceeds from long-term debt, net                                                                      3,004
    Proceeds from issuance of stock, net                                              18                       5
    Decrease in notes receivable from stockholders                                    (3)                     (4)
    Principal payments of long-term debt                                            (243)                   (281)
                                                                                 -------                 -------
       Net cash provided by (used in) financing activities                          (228)                  2,724
                                                                                 -------                 -------
Effect of exchange rate changes on cash                                              (12)                    167
                                                                                 -------                 -------
    Net increase (decrease) in cash and cash equivalents                           1,615                  (2,524)

Cash and cash equivalents at beginning of period                                   3,807                   9,442
                                                                                 -------                 -------
Cash and cash equivalents at end of period                                       $ 5,422                 $ 6,918
                                                                                 =======                 =======
Supplemental disclosure of cash flow information:
    Cash paid during the year for:
       Interest                                                                  $ 1,538                 $   957
                                                                                 =======                 =======
       Income taxes                                                              $    18                 $   225
                                                                                 =======                 =======





          See accompanying notes to consolidated financial statements

                            THE CERPLEX GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

    The accompanying financial information has been prepared in accordance with the instructions to Form 10-Q and therefore does not necessarily include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

    The Company's fiscal year is the 52 or 53 week period ending on the Sunday closest to December 31. For purposes of presentation, the Company has indicated its accounting quarter and year end as March 31 and December 31, respectively.

    In the opinion of management, the financial information for the three-month periods ended March 31, 1996 and 1995, and at March 31, 1996 reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof.

    During 1995, the Company discontinued its end-of-life programs, a segment of the business, through a liquidation of remaining operations. Prior period financial results have been restated to reflect the discontinuance of this segment of the Company.

NOTE 2 - INCOME PER SHARE

    Net income per share has been computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during each period presented. Common equivalent shares consist of stock options and warrants, which were computed using the treasury stock method.

NOTE 3 - ACQUISITION OF REMAINING INTEREST IN MODCOMP/CERPLEX L.P.

    In April 1996, the Company acquired the remaining 51% interest in Modcomp/Cerplex L.P. for $2.8 million. Assuming the acquisition occurred at the beginning of 1996, the pro forma results of operations of the Company would have been as follows:

                                                           Pro Forma
                                                           ---------
       In Thousands
       Net sales                                            $50,412
       Loss from continuing operations                       (1,202)
       Net loss per share from continuing operations           (.09)

See "Item 5.  Other Information (b) Unaudited Pro Forma Combined Financial
Data."

                            THE CERPLEX GROUP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed under "Item
5. Other Information (a) Risk Factors."

OVERVIEW

     The Company is an independent provider of electronic parts repair and logistics services worldwide. During the third quarter of 1995, the Board of Directors approved a Liquidation Plan to discontinue its end-of-life programs, a segment of the Company, through liquidation of these operations. Net sales of end-of life programs contributed 26% and 71% of consolidated net sales during 1994 and 1993, respectively. In its end-of-life programs, the Company assumed all responsibilities for the support and repair of products which are no longer manufactured or are being phased out of manufacturing. Generally, when the Company undertook an end-of-life program, it acquired substantially all of the unique test equipment, repair equipment and inventories needed to support the program. Services provided by the Company under end-of-life programs include repair, provision of spare parts for a defined period of time, plant return and parts reclamation, engineering and document control, warehousing, and vendor certification and management. The Company no longer undertakes these programs. The Company's continuing operations are focused on depot repair, logistics services, technical help desk, training, remanufacturing and remarketing, and spare parts services.

     The liquidation of end-of-life programs has been accounted for as discontinued operations and prior period financial statements have been restated to reflect the discontinuance of this segment of the business.

RESULTS OF OPERATIONS

Results of Continuing Operations

    The following table sets forth items from the Company's Consolidated Statement of Operations as a percentage of net sales.

                                                  For the Three Month Period Ended
                                                              March 31
                                                     1996                    1995
                                                   ---------                 -----
        Net sales                                    100.0 %                 100.0%
        Cost of sales                                 83.0                    82.2
                                                     -----                   -----
        Gross margin                                  17.0                    17.8
        Selling, general and administrative           17.3                    12.0
                                                     -----                   -----
        Operating income (loss)                        (.3)%                   5.8%
                                                     =====                   =====

    Net sales for the quarter ended March 31, 1996 increased $6.8 million or 20.1% to $40.8 million over the net sales for the corresponding quarter of 1995. The increase in net sales for the first quarter of 1996 compared to the first quarter of 1995 is primarily attributed to the acquisition of Peripheral Computer Support, Inc. ("PCS") in May 1995.

    Gross profit as a percentage of net sales declined slightly to 17.0% during the quarter ended March 31, 1996 from 17.8% during the quarter ended March 31, 1995. The gross profit ratio during the quarter

                            THE CERPLEX GROUP, INC.

ended March 31, 1996 was adversely affected primarily by the performance on certain contracts that the Company is currently winding down and the impact of facility consolidations in California.

    Selling, general and administrative expenses as a percentage of net sales increased to 17.3% during the quarter ended March 31, 1996 from 12.0% during the quarter ended March 31, 1995. The increase in selling, general and administrative expenses as a percentage of net sales is primarily due to increased corporate overhead related to the Company's expanded senior management staff and increased selling, general and administrative expenses related to PCS.

Income (Loss) from Continuing Operations

                                                For the Three Month Period Ended
                                                            March 31
                                                 1996                     1995
                                                -------                 --------
    Operating income (loss)                     $  (126)                $ 1,965
    Equity in earnings of joint venture             357                     515
    Interest expense, net                        (1,511)                 (1,224)
                                                -------                 -------
    Income (loss) from continuing operations    $(1,280)                $ 1,256
                                                =======                 =======

    The Company recorded an operating loss for the quarter ended March 31, 1996 primarily as a result of the adverse impact of the performance on certain contracts that the Company is currently winding down, the impact of facility consolidations in California and increased selling, general and administrative expenses.

    Equity in earnings of joint venture relates to the Company's ownership interest in Modcomp/Cerplex L.P., a Delaware limited partnership ("Modcomp/Cerplex"). The decrease in the Company's share of earnings of Modcomp/Cerplex is primarily due to lower profit margins on systems sales as a result of a shift in product mix from proprietary systems to open, UNIX-based systems.

    Interest expense for the quarter ended March 31, 1996 increased $287,000 to $1.5 million as a result of increased average borrowings under the Company's credit facilities and a higher weighted average interest rate. Average borrowings outstanding were $65.9 during the quarter ended March 31, 1996 compared to $55.9 during the quarter ended March 31, 1995. The effective interest rate on credit facilities increased to 9.2% during the quarter ended March 31, 1996 from 8.8% during the quarter ended March 31, 1995.

Income Taxes

    Income tax expense for the quarter ended March 31, 1996 is primarily related to income taxes on earnings of the Company's operations in Europe. The Company has not recorded an income benefit related to operating losses in the United States, and, accordingly, a full valuation allowance for deferred tax assets has continued to be maintained due to uncertainties surrounding their realization. The Company's effective tax rate for the quarter ended March 31, 1995 was 37%.

Discontinued Operations

    During 1995, the Company discontinued its end-of-life programs, a segment of the business, through a liquidation of remaining operations. During the quarter ended March 31, 1996, net sales of discontinued operations were $3.8 million. No gain or loss on discontinued operations was recorded during the quarter ended March 31, 1996.

                            THE CERPLEX GROUP, INC.


LIQUIDITY AND CAPITAL RESOURCES

    On October 12, 1994, the Company obtained a $60 million revolving line of credit ("Credit Facility") from a group of banks led by Wells Fargo Bank. The Credit Facility replaced the Company's $10 million credit line with CoastFed Business Credit Corp. ("CoastFed"). The Company used $6.1 million to retire the CoastFed line and $11.0 million to retire an outstanding note payable to IBM. The Credit Facility matures in October 1997 and generally provides for borrowings based on the Company continuing to meet certain financial covenants for leverage, cash flow, tangible net worth and liquidity ratio as defined in
the Credit Agreement.   The interest rate on the Credit Facility as of December
31, 1995 was 8.81% based upon a blend of LIBOR and prime lending rates. Borrowings under the Credit Facility are secured by all of the Company's assets, including the assets and stock of the Company's subsidiaries. At December 31, 1995, the Company was not in compliance with the contractual obligations and financial covenants of the Credit Agreement. The financial covenants which the Company was not in compliance were liquidity ratio, minimum cash flow coverage, maximum leverage ratio, minimum net worth, and minimum past due accounts receivable.

    In April 1996, the Company entered into an amended Credit Agreement that reduces the maximum amount available under the line of credit from $60 million to $48 million and requires reductions in commitments to $47 million at September 30, 1996, $45 million at December 31, 1996, and $43 million at March 15, 1997. The interest rate on the Credit Facility has been increased to prime plus 2.25% (or prime plus 4% if certain conditions of the amended Credit Agreement are not met) and maturity date has been accelerated from October 1997 to March 31, 1997. In consideration for the amendment to the Credit Agreement, the Company was required to provide the lenders warrants to purchase 125,000 shares of common stock at $6 per share and pay certain commitment fees and out-of-pocket expenses. The amended Credit Agreement includes revised covenants for liquidity, leverage, net worth, profitability and collateral, and requires additional reductions in outstanding borrowings (generally determined on the basis of percentage of proceeds) in the event of the sale of assets and issuance of additional equity or certain excess cash flow as such terms are defined in the amended Credit Agreement. Management believes it will remain in compliance with the financial covenants set forth in the amended Credit Agreement throughout 1996.

    In November 1993, the Company sold $17.3 million in principal amount of its Series A 9.0% (changed to 9.5% in October 1994) Senior Subordinated Notes and $5.7 million in principal amount of its Series B 9.0% Senior Subordinated Notes with 920,000 detachable warrants to purchase common stock. The detachable warrants were issued at the option price of $.01 per share resulting in an original issue discount of $3.6 million on the Series B 9.0% Senior Subordinated Notes. The Series A Senior Subordinated Notes accrued interest at the rate of 9.5% per annum, payable quarterly, with principal amount thereof payable in three equal installments on November 9, in the years 1999, 2000 and 2001. The Company is subject to certain financial and other covenants which include restrictions on the incurrence of additional debt, payment of any dividends and certain other cash disbursements as well as the maintenance of certain financial ratios as defined in the Note Purchase Agreements pursuant to which the Senior Subordinated Notes were sold to the Company. At December 31, 1995, the Company was not in compliance with the contractual obligations and financial covenants of the Note Purchase Agreements. The financial covenants which the Company was not in compliance were maximum leverage ratio, minimum net worth and minimum fixed charge ratio.

    In April 1996, the Company entered into an amendment to the Note Purchase Agreements that revised the covenants for maximum leverage, net worth and fixed charges. In consideration for the amendment to the Note Purchase Agreements, the Company was required to provide the Senior Note Holders warrants to purchase 1,000,000 shares of common stock at $6 per share. The warrants issued pursuant

                            THE CERPLEX GROUP, INC.

to the amended Note Purchase Agreements, and the amended Credit Agreement discussed above, will be recorded at fair market value with such amount amortized as a charge against income over the period of the warrants.

    The Company's primary sources for liquidity is cash flow from operations and its ability to reduce working capital requirements. The Company does not have available capacity under its Credit Agreements and is required to reduce borrowings during 1996 and repay the remaining borrowings at March 1997. Accordingly, additional funds will be needed to finance the Company's operations from the sale of assets, reduction in working capital, and/or obtaining additional equity or long-term debt. There can be no assurance that additional funds will be available when needed or, if available, that the terms of such transactions will not adversely affect the Company's results of operations. Effective April 1, 1996, the Company sold its contract manufacturing operations in Tustin, CA for $3.5 million cash and approximately $2.0 million in restricted stock. The gain on sale of the operations is approximately $450,000.

    In April 1996, the Company acquired the remaining 51% interest in Modcomp/Cerplex for $2.8 million utilizing the Company's share of cash generated from the joint venture since its inception on December 1, 1994. See
Note 3 to the consolidated financial statements. In addition, either the Company or its subsidiaries is committed to pay BT L1.8 million (approximately $2.9 million as of March 31, 1996) in 1999 or earlier if certain sales volumes are reached and to pay a former shareholder of PCS up to $1.0 million over the next two years.

    The Company has entered into a memorandum of understanding and has entered into negotiations with Rank/Xerox to acquire that company's repair and refurbishment operations located in the northern region of France, near Lille. During 1995, Rank/Xerox performed value added services, through its workforce of approximately 670 technicians and support personnel, of approximately $50 million. The acquisition of this facility requires approximately $5.0 million in cash that the Company must obtain to complete the transaction. The transaction is subject to due diligence, definitive agreements, approval of the Company's lenders, and approval of the Board of Directors. There can be no assurance that this transaction will be completed.

                            THE CERPLEX GROUP, INC.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    None.


ITEM 2.  CHANGES IN SECURITIES

    None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    During portions of 1995 and the beginning of 1996, the Company was in default under its senior Credit Agreement. The Company has renegotiated and amended such agreement to cure such defaults. See "Liquidity and Capital Resources" herein for a more detailed discussion.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5.  OTHER INFORMATION

(A)  RISK FACTORS

     Losses and Accumulated Deficit. For the quarter ended March 31, 1996 and the year ended December 31, 1995, the Company reported a net loss of $1.6 million and $39.4 million, respectively. As of March 31, 1996, the Company had an accumulated deficit of $48.6 million. There can be no assurance that the Company will operate profitably in the future. Continued losses could materially and adversely affect the Company's business and the value of, and the market for, the Company's equity securities.

     Future Capital Needs; Uncertainty of Additional Financing. The Company's ability to maintain its current revenue base and to grow its business is dependent on the availability of adequate capital. Without sufficient capital, the Company's growth may be limited. During portions of 1995 and the beginning of 1996, the Company was in default under its senior credit agreement and subordinated note agreements. While the Company has renegotiated such agreements, the terms of the senior credit facility have resulted in a reduced borrowing base which will be further reduced over the next twelve months and the Company currently has minimal borrowing ability under such facility. The Company is required to use a portion of cash generated from operations, from sales of assets and from sales of equity securities to further reduce its borrowing base under the senior credit facility. As a result, the Company currently has limited capital. In addition, the terms of such agreements restrict the Company's ability to incur additional indebtedness and could adversely affect the Company's ability to obtain additional financing. General market conditions and the Company's future performance (including its ability to generate profits and positive cash flow) will also impact the Company's financial resources. The failure of the Company to obtain additional capital when needed could have a material adverse effect on the Company's business and future prospects. No assurance can be given that the Company will be able to maintain its current credit facilities or that additional financing will be available or, if available, will be on acceptable terms.

                            THE CERPLEX GROUP, INC.

     Risk of Excess and Unusable Inventory. The Company is required to maintain inventories to support its customers. At the end of 1995, inventory constituted approximately 27% of the Company's assets. Any decrease in the demand for the Company's repair services could result in a substantial portion of the Company's inventory becoming excess, obsolete or otherwise unusable, which would have a material adverse effect on the Company's business. During both 1994 and 1995, the Company wrote down a significant amount of inventory. There can be no assurance that the Company will not be required to write down significant amounts of its inventory in the future.

     Dependence on Key Customers. During 1995, BT, IBM, Digital Equipment Corporation and SpectraVision accounted for approximately 23%, 11%, 7% and 7%, respectively, of continuing operations. During 1995, IBM and SpectraVision significantly decreased orders for certain programs which materially and adversely affected the Company and its results of operations. SpectraVision is currently operating under Chapter 11 of the U.S. Bankruptcy Code, and a subsidiary of the Company is performing services for SpectraVision under a contract which, if and when SpectraVision emerges from bankruptcy, may be assumed or rejected at the election of SpectraVision. A significant portion of the Company's net sales attributable to IBM in 1995 were from discontinued operations, and, as such, the Company expects net sales attributable to IBM to continue to account for a decreasing percentage of the Company's net sales. Also, IBM has informed the Company that it has changed its strategy for spare parts and as a result will not renew an agreement with the Company for such services which expires in September of 1996. Based on discussions with IBM representatives, however, the Company believes that the agreement, which accounted for approximately 8% of the Company's 1995 net sales from continuing operations, will be replaced with other programs of the Company. There can be no assurance that major customers of the Company will not terminate any or all of their arrangements with the Company; significantly change, reduce or delay the amount of services ordered from the Company; or significantly change the terms upon which the Company and these customers do business. Any such termination, change, reduction or delay could have a material adverse effect on the Company's business.

     Dependence on Customers in the Electronics Industry. The Company is dependent upon the continued growth, viability and financial stability of its customers and potential customers in the electronics industry, particularly the computer industry. The computer industry has been characterized by rapid technological change, compressed product life cycles and pricing and margin pressures. Improvements in technology and quality of hardware products or other factors may result in a reduced need for parts and systems repairs in the future which may adversely affect the Company's business. The factors affecting segments of the electronics industry in general, and the Company's OEM customers in particular, could have an adverse effect on the Company's business. During 1995, several of the Company's customers experienced severe financial difficulty resulting in significant losses to the Company as a result of write downs of receivables and other assets. There can be no assurance that existing customers or future customers will not experience financial difficulty, which could have a material adverse effect on the Company's business.

     Reliance on Short-Term Purchase Orders.   The Company's customer contracts
are typically subject to termination on short notice at the customer's discretion and purchase orders under such contracts typically only cover services over a 90-day period. The termination of any material contracts or any substantial decrease in the orders received from major customers could have a material adverse effect on the Company's business.

     Competition. The Company competes with the in-house repair centers of OEMs and TPMs for repair services. There is no assurance that these entities will choose to outsource their repair needs. In certain instances, these entities compete directly with the Company for the services of unrelated OEMs and TPMs. In addition to competing with OEMs and TPMs, the Company also competes for depot repair

                            THE CERPLEX GROUP, INC.

business with a small number of independent organizations similar in size to the Company and a large number of smaller companies. Many of the companies with which the Company competes have significantly greater financial resources than the Company. There can be no assurance that the Company will be able to compete effectively in its target markets.

     Management of Growth. The Company's growth has placed, and will continue to place, a strain on the Company's managerial, operational and financial resources. These resources may be further strained by the geographically dispersed operations of the Company and the future addition of acquired depots or businesses, if any. The Company's ability to manage growth effectively will require it to continue to improve its operational, financial and management information systems; to develop the management skills of its managers and supervisors; and to train, motivate and effectively manage its employees. The Company's failure to effectively manage growth, including acquired operations, could have a material adverse effect on the Company's business.

     Expansion of International Sales. During 1995, approximately 25% of the Company's business was in Europe and the Company intends to continue to expand its European operations. There can be no assurance that the Company will be able to successfully market, sell and deliver its products and services in these markets. In addition to the uncertainty as to the Company's ability to expand its international presence, there are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates and potentially adverse tax consequences, which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's international operations and, consequently, on the Company's business, operating results and financial condition.

     Dependence on Acquisition Strategy. Certain of the Company's repair programs resulted in decreasing net sales as the installed base of the particular products under such programs decreases over time. An important component of the Company's strategy to maintain its revenue and to grow its business has been the acquisition of repair programs and complementary businesses. Competition for these types of transactions is likely to intensify. The Company's ability to effect any significant transactions requiring capital will be limited by the terms of the Company's senior credit facility. There can be no assurance that the Company will be able to acquire additional repair programs or complementary businesses or, if acquired, that such operations will prove to be profitable.

     Discontinued Operations; Change in Strategy. In September 1995, Cerplex adopted a plan to discontinue its end-of-life programs, a line of business which historically generated a significant percentage of the Company's total sales, but which in recent years experienced declining sales. Net sales from end-of-life programs declined from approximately $56 million in 1993 to $33 million in 1994 to $20 million in 1995. The net loss from discontinued operations for the year ended December 31, 1995 was $17.4 million. There can be no assurance that the Company will not incur additional losses from these operations. In connection with discontinuing its end-of-life business, the Company changed certain elements of its business strategy and is undergoing changes in management and operations, is developing a direct sales force and terminating the majority of its outside sales representatives, is reducing its emphasis on inventory acquisitions and focusing on targeted customers in specific industries. While the Company believes such changes will enhance the Company's opportunities, there can be no assurance that such changes will positively impact the Company's business and results of operations in the short or long term.

                            THE CERPLEX GROUP, INC.

     Risk Associated with the Ability of Existing Stockholders to Control the Company. As of December 31, 1995, the officers, directors, principal stockholders and their affiliates owned approximately 52.6% of the outstanding Common Stock. Although there are currently no voting agreements or similar arrangements among such stockholders, if they were to act in concert, they would be able to elect a majority of the Company's directors, to determine the outcome of most corporate actions requiring stockholder approval and otherwise to control the business affairs of the Company. The Board of Directors of the Company has the authority under the Company's Restated Certificate of Incorporation to issue shares of the Company's authorized Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon any unissued shares of Preferred Stock. The issuance of Preferred Stock may adversely affect the voting and dividend rights, rights upon liquidation and other rights of the holders of Common Stock. The issuance of Preferred Stock and the control by existing stockholders, if they were to act in concert, may have the effect of delaying, deferring or preventing a change in control of the Company.

     Dependence on Key Personnel. The Company's continued success depends, to a large extent, upon the efforts and abilities of key managerial employees, particularly the Company's executive officers. Competition for qualified management personnel in the industry is intense. The loss of services of certain of these key employees could have a material adverse effect on the Company's business.

     No Assurance of Public Market for Common Stock; Possible Volatility of Stock Price. Prior to the Company's initial public offering, there was no public market for the Common Stock, and there can be no assurance that an active trading market will be sustained. The trading price of the Common Stock has been, and in the future could be, subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant contracts, changes in management or new products or services by the Company or its competitors, general trends in the industry and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations which have particularly affected the market price for many companies in similar industries and which have often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

     The Company recently received notice from the NASD that, due to its accumulated deficit, it no longer meets the criteria for continued listing on the NASDAQ National Market. The Company has received a notification providing it with a waiver until May 15, 1996, after which official action to remove the Company from listing may occur if the Company's net tangible assets is not at least $1 million by such date. If the Company is not able to maintain its National Market status, it could have a material adverse effect on the market price of, and the trading market for, the Company's Common Stock.

                            THE CERPLEX GROUP, INC.

(B)  ACQUISITION OF REMAINING INTEREST IN MODCOMP/CERPLEX L.P.

                  UNAUDITED PRO FORMA COMBINED FINANCIAL DATA

The following unaudited pro forma combined financial data presents the Pro Forma Combined Balance Sheet at March 31, 1996, giving affect to the acquisition of the remaining 51% interest in Modcomp/Cerplex L.P. ("Modcomp/Cerplex") as if acquisition was consummated on that date. Also presented is the Pro Forma Combined Statement of Operations for the three months ended March 31, 1996, after giving affect to the acquisition as if it were consummated on January 1, 1996. The pro forma data is based on the historical financial statements of Modcomp/Cerplex giving affect to the transaction under the assumptions and adjustments outlined in the accompanying Notes to Unaudited Pro Forma Combined Financial Data.

The unaudited pro forma data is provided for comparative purposes only. It does not purport to be indicative of the results that actually would have occurred if the acquisition had been consummated on the date indicated or which may be obtained in the future. The pro forma combined financial data should be read in connection with the notes thereto contained elsewhere herein, the audited financial statements of Modcomp/Cerplex with the notes thereto contained elsewhere herein, and the audited consolidated financial statements of the Company and the related notes thereto incorporated herein by reference.

                            THE CERPLEX GROUP, INC.

                        PRO FORMA COMBINED BALANCE SHEET
                                  (Unaudited)
                                 MARCH 31, 1996
                             (dollars in thousands)


                                                                                   Pro Forma
                                                    Historical        ------------------------------------
                                                ------------------    Adjustments
                                                          Modcomp/     Increase      Adjustment   Combined
                                                Cerplex   Cerplex     (Decrease)     Reference     Total
                                                --------  --------    -----------    ----------   --------
ASSETS
Current assets:
  Cash and cash equivalents                     $  5,422   $10,194     $ (6,209)       a(i)       $  9,654
                                                                          2,621        a(i)
                                                                         (2,374)       a(ii)
  Accounts receivable, net                        27,472     5,481         (600)       a(iv)        32,353
  Inventories                                     28,387     4,909                                  33,296
  Net assets of discontinued operations            2,920                                             2,920
  Prepaid expenses and other                       2,623     1,400         (469)       a(ii)         3,714
                                                                            160        a(iv)
                                                --------   -------     --------                   --------
    Total current assets                          66,824    21,984       (6,871)                    81,937

Property, plant and equipment, net                17,441     1,504       (1,438)       a(iv)        17,507
Investment in joint venture                        8,005                 (2,621)       a(i)
                                                                         (5,384)       a(iii)
Goodwill                                           6,361                                             6,361
Other long-term assets                             2,793                                             2,793
                                                --------   -------     --------                   --------
      Total assets                              $101,424   $23,488     $(16,314)                  $108,598
                                                ========   =======     ========                   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $ 20,898   $ 2,048                                $ 22,946
  Accrued liabilities                             11,158     5,126                                  16,284
  Short-term borrowings                           47,700                                            47,700
  Current portion of long-term debt                  253                                               253
  Income taxes payable                             2,349                                             2,349
                                                --------   -------     --------                   --------
    Total current liabilities                     82,358     7,174                                  89,532

Long-term debt, less current portion              20,567                                            20,567

Stockholders' equity:
  Common stock                                        13                                                13
  Partner equity                                            16,314     $ (6,209)       a(i)
                                                                         (2,843)       a(ii)
                                                                         (5,384)       a(iii)
                                                                         (1,878)       a(iv)
  Additional paid-in capital                      47,546                                            47,546
  Notes receivable from stockholders                (229)                                             (229)
  Unearned compensation                             (125)                                             (125)
  Accumulated deficit                            (48,599)                                          (48,599)
  Cumulative translation adjustments                (107)                                             (107)
                                                --------   -------     --------                   --------
    Total stockholders' equity                    (1,501)   16,314      (16,314)                    (1,501)
                                                --------   -------     --------                   --------
Total liabilities and stockholders' equity      $101,424   $23,488     $(16,314)                  $108,598
                                                ========   =======     ========                   ========





     See accompanying notes to unaudited pro forma combined financial data

                            THE CERPLEX GROUP, INC.

                   PRO FORMA COMBINED STATEMENT OF OPERATIONS
                                  (Unaudited)
                   FOR THE THREE MONTHS ENDED MARCH 31, 1996
                 (dollars in thousands, except per share data)

                                                                                    Pro Forma
                                                      Historical       ------------------------------------
                                                 -------------------   Adjustments
                                                            Modcomp/    Increase     Adjustment    Combined
                                                 Cerplex    Cerplex     (Decrease)   Reference      Total
                                                 -------    --------   -----------   ----------    --------
Net sales                                        $40,846     $9,583       $ (17)        b(i)        $50,412

Cost of sales                                     33,915      7,153         (17)        b(i)         41,051
                                                 -------     ------       -----                     -------
Gross profit                                       6,931      2,430                                   9,361

Selling, general & administrative expenses         7,057      1,816                                   8,873
                                                 -------     ------       -----                     -------
Operating income (loss)                             (126)       614                                     488

Equity in earnings from joint venture                357                   (357)        b(ii)

Interest expense, net                              1,511       (114)                                  1,397
                                                 -------     ------       -----                     -------
Income (loss) from continuing operations
  before taxes                                    (1,280)       728        (357)                       (909)

Income taxes                                         293                                                293
                                                 -------     ------       -----                     -------
Income (loss) from continuing operations          (1,573)       728        (357)                     (1,202)
                                                 -------     ------       -----                     -------

Discontinued operations, net of income taxes:
  Income (loss) from operations
  Estimated loss from liquidation of
   discontinued operations
                                                 -------     ------       -----                     -------
  Income (loss) from discontinued operations
                                                 -------     ------       -----                     -------
Net income (loss)                                $(1,573)    $  728       $(357)                    $(1,202)
                                                 =======     ======       =====                     =======
Income (loss) per share:
  Continuing operations                          $ (0.12)                                             (0.09)
  Discontinued operations
                                                 -------                                            -------
Net income (loss) per share                      $ (0.12)                                           $ (0.09)
                                                 =======                                            =======
Weighted average common and common
  equivalent shares                               13,174                                             13,174
                                                 =======                                            =======





     See accompanying notes to unaudited pro forma combined financial data

                            THE CERPLEX GROUP, INC.

              Notes to Unaudited Pro Forma Combined Financial Data
                                  (Unaudited)
                             (dollars in thousands)


(a) The pro forma combined balance sheet has been prepared to reflect the acquisition by the Company of the remaining 51% interest in Modcomp/Cerplex. The acquisition is reflected under the purchase method of accounting.

         The pro forma combined balance sheet has been adjusted to reflect the above acquisition transaction as follows:

         (i) To record the cash distribution of 1994 and 1995 earnings to the Partners paid in April 1996 less certain partner liabilities. The Company share of distributions was $2,621.

         (ii) The Company used its share of the cash distribution to acquire the stock of Modcomp Joint Venture, Inc. which subsequently acquired the remaining interest in Modcomp/Cerplex from Modular Computer Systems, Inc. pursuant to the Letter of Agreement dated April 5, 1996. The total purchase price was $2,843 of which $2,374 was paid in cash and $469 was offset against certain partner receivables.

         (iii) To eliminate the Company's investment in Modcomp/Cerplex against its underlying partner equity in order to reflect the consolidation of Modcomp/Cerplex previously accounted for under the equity method of accounting.

         (iv) To record a reduction in inventory and non-current assets related to the estimated fair market value of the assets and liabilities of 51% of Modcomp/Cerplex in excess of the purchase price as required by APB #16, "Business
                 Combinations."

(b) The pro forma combined statement of operation gives affect to the following pro forma adjustments to reflect:

         (i) To eliminate recognition of the management fee charged by Cerplex to Modcomp/Cerplex in accordance with the Partnership Agreement to reflect the consolidation of Modcomp/Cerplex assumed January 1, 1996.

         (ii) To eliminate the Company's equity in earnings of Modcomp/Cerplex to reflect the consolidation of Modcomp/Cerplex assumed January 1, 1996.

                            THE CERPLEX GROUP, INC.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS:

EXHIBIT
NUMBER                              TITLE                                          METHOD OF FILING
- ------                              -----                                          ----------------
2.1        Agreement of Merger dated as of August 30, 1993, by and     Incorporated herein by reference to
           among Cerplex Incorporated, Diversified Manufacturing       Exhibit 2.1 to the Company's
           Services, Inc. ("DMS"), EMServe, Inc. ("EMServe"),          Registration Statement on Form S-1
           InCirT Technology Incorporated ("InCirT") and Testar,       (File No. 33-75004) which was declared
           Inc. ("Testar").                                            effective by the Commission on April
                                                                       8, 1994.

2.2        Agreement and Plan of Merger dated November 12, 1993,       Incorporated herein by reference to
           between The Cerplex Group Subsidiary, Inc. and              Exhibit 2.2 to the Company's
           Registrant (conformed copy to original).                    Registration Statement on Form S-1
                                                                       (File No. 33-75004) which was declared
                                                                       effective by the Commission on April
                                                                       8, 1994.

2.3        Certificate of Ownership and Merger of Registrant with      Incorporated herein by reference to
           and into The Cerplex Group Subsidiary, Inc. dated as of     Exhibit 2.3 to the Company's
           November 12, 1993.                                          Registration Statement on Form S-1
                                                                       (File No. 33-75004) which was declared
                                                                       effective by the Commission on April
                                                                       8, 1994.

2.4        Asset Purchase Agreement effective December 17, 1993 by     Incorporated herein by reference to
           and between Certech Technology, Inc., a wholly-owned        Exhibit 2.4 to the Company's
           subsidiary of the Registrant ("Certech"), and               Registration Statement on Form S-1
           Spectradyne, Inc. ("Spectradyne").                          (File No. 33-75004) which was declared
                                                                       effective by the Commission on April
                                                                       8, 1994.

2.5        Purchase and Sale Agreement dated as of July 29, 1994,      Incorporated herein by reference to
           by and among The Cerplex Group, Inc., Cerplex Limited,      Exhibit 2 to the Form 8-K filed July
           BT Repair Services Limited and British                      29, 1994.
           Telecommunications plc.

2.6        Contract for repair, calibration and warehousing of         Incorporated herein by reference to
           certain items of BT Equipment dated as of July 29,          Exhibit 10 to the Form 8-K filed July
           1994, among The Cerplex Group and Cerplex Limited and       29, 1994.
           BT.

                            THE CERPLEX GROUP, INC.


2.7        Formation and Contribution Agreement effective December     Incorporated herein by reference to
           1, 1994 by and among Modcomp/Cerplex L.P., Modular          Exhibit 2.7 to the Company's Annual
           Computer Systems, Inc., Cerplex Subsidiary, Inc. and        Report on Form 10-K for the fiscal
           The Cerplex Group, Inc.                                     year ended January 1, 1995.

2.8        Contingent Promissory Note dated December 1, 1994           Incorporated herein by reference to
           issued by Modcomp/Cerplex L.P. to Modular Computer          Exhibit 2.8 to the Company's Annual
           Systems, Inc.                                               Report on Form 10-K for the fiscal
                                                                       year ended January 1, 1995.

2.9        Limited Partnership Agreement of Modcomp/Cerplex L.P.       Incorporated herein by reference to
           effective December 1, 1994.                                 Exhibit 2.9 to the Company's Annual
                                                                       Report on Form 10-K for the fiscal
                                                                       year ended January 1, 1995.

2.10       Put/Call Option Agreement effective December 1, 1994 by     Incorporated herein by reference to
           and among Cerplex Subsidiary, Inc., The Cerplex Group,      Exhibit 2.10 to the Company's Annual
           Inc., Modular Computer Systems, Inc. and Modcomp Joint      Report on Form 10-K for the fiscal
           Venture Inc.                                                year ended January 1, 1995.

2.11       Stock Purchase Agreement dated as of June 29, 1995 by       Incorporated herein by reference to
           and among The Cerplex Group, Inc., Tu Nguyen and Phuc       Exhibit 2.11 to the Company's
           Le.                                                         Quarterly Report on Form 10-Q for the
                                                                       quarter ended October 1, 1995.

2.12       Letter Agreement dated April 5, 1996 by and among           Incorporated herein by reference to
           Modular Computer Systems, Inc., Modcomp Joint Venture,      Exhibit 2.12 to the Company's Annual
           Inc., AEG Aktiengesellschaft, the Company, Cerplex          Report on Form 10-K for the fiscal
           Subsidiary, Inc. and Modcomp/Cerplex L.P.                   year ended December 31, 1995.

3.1        Restated Certificate of Incorporation of the                Incorporated herein by reference to
           Registrant.                                                 Exhibit 3.1 to the Company's
                                                                       Registration Statement on Form S-1
                                                                       (File No. 33-75004) which was declared
                                                                       effective by the Commission on April
                                                                       8, 1994.

3.2        Bylaws of the Registrant                                    Incorporated herein by reference to
                                                                       Exhibit 3.2 to the Company's
                                                                       Registration Statement on Form S-1
                                                                       (File No. 33-75004) which was declared
                                                                       effective by the Commission on April
                                                                       8, 1994.

                            THE CERPLEX GROUP, INC.


4.1        Stock Purchase Agreement dated as of November 19, 1993      Incorporated herein by reference to
           by and among the Registrant, the stockholders of the        Exhibit 4.1 to the Company's
           Registrant identified in Part A of Schedule I thereto       Registration Statement on Form S-1
           and the purchasers of shares of the Registrant's Series     (File No. 33-75004) which was declared
           A Preferred Stock identified in Schedule I thereto          effective by the Commission on April
           (including the Schedules thereto; Exhibits omitted).        8, 1994.

4.2        Registration Rights Agreement dated as of November 19,      Incorporated herein by reference to
           1993, by and among the Registrant, the investors listed     Exhibit 4.2 to the Company's
           on Schedule A thereto and the security holders of the       Registration Statement on Form S-1
           Registrant listed on Schedule B thereto, together with      (File No. 33-75004) which was declared
           Amendment No.1.                                             effective by the Commission on April
                                                                       8, 1994.

4.3        Co-Sale Agreement dated as of November 19, 1993, by and     Incorporated herein by reference to
           among the Registrant, the managers listed on Schedule A     Exhibit 4.3 to the Company's
           thereto and the investors listed on Schedule B thereto.     Registration Statement on Form S-1
                                                                       (File No. 33-75004) which was declared
                                                                       effective by the Commission on April
                                                                       8, 1994.

4.4        Warrant Agreement dated as of November 19, 1993, by and     Incorporated herein by reference to
           among the Registrant and the purchasers listed in Annex     Exhibit 4.4 to the Company's
           1 thereto.                                                  Registration Statement on Form S-1
                                                                       (File No. 33-75004) which was declared
                                                                       effective by the Commission on April
                                                                       8, 1994.

4.5        Placement Agent Warrant Purchase Agreement dated as of      Incorporated herein by reference to
           November 19, 1993, between the Registrant and               Exhibit 4.5 to the Company's
           Donaldson, Lufkin & Jenrette Securities Corporation.        Registration Statement on Form S-1
                                                                       (File No. 33-75004) which was declared
                                                                       effective by the Commission on April
                                                                       8, 1994.

4.6        Observation Rights Agreement dated as of November 19,       Incorporated herein by reference to
           1993, between the Registrant and certain stock              Exhibit 4.6 to the Company's
           purchasers.                                                 Registration Statement on Form S-1
                                                                       (File No. 33-75004) which was declared
                                                                       effective by the Commission on April
                                                                       8, 1994.

4.7        Observation Rights Agreement dated as of November 19,       Incorporated herein by reference to
           1993, between the Registrant and certain note               Exhibit 4.7 to the Company's
           purchasers.                                                 Registration Statement on Form S-1
                                                                       (File No. 33-75004) which was declared
                                                                       effective by the Commission on April
                                                                       8, 1994.

                            THE CERPLEX GROUP, INC.


4.8        Note Purchase Agreement dated as of November 19, 1993,      Incorporated herein by reference to
           by and among the Registrant and The Northwestern Mutual     Exhibit 4.8 to the Company's
           Life Insurance Company, John Hancock Mutual Life            Registration Statement on Form S-1
           Insurance, Registrant and Bank of Scotland London           (File No. 33-75004) which was declared
           Nominees Limited.                                           effective by the Commission on April
                                                                       8, 1994.

4.9        Amendment No. 2 to Registration Rights Agreement dated      Incorporated herein by reference to
           as of April 6, 1994, by and among the Registrant and        Exhibit 4.9 to the Company's
           certain of its Securities holders.                          Registration Statement on Form S-1
                                                                       (File No. 33-75004) which was declared
                                                                       effective by the Commission on April
                                                                       8, 1994.

4.10       Amendment to Note Purchase Agreement, dated as of           Incorporated herein by reference to
           October 27, 1994, by and among the Company,                 Exhibit 4.10 to the Company's Annual
           Northwestern Mutual Life Insurance Company, John            Report on Form 10-K for the fiscal
           Hancock Mutual Life Insurance Company and North             year ended December 31, 1995.
           Atlantic Smaller Companies Trust P.L.C. (collectively,
           the "Noteholders").

4.11       Waiver and Amendment Agreement dated April 15, 1996 by      Incorporated herein by reference to
           and among Company, The Northwestern Mutual Life             Exhibit 4.11 to the Company's Annual
           Insurance Company, John Hancock Mutual Life Insurance       Report on Form 10-K for the fiscal
           Company and North Atlantic Smaller Companies Investment     year ended December 31, 1995.
           Trust PLC.

4.12       Warrant Agreement dated as of April 15, 1996 by and         Incorporated herein by reference to
           among Company, The Northwestern Mutual Life Insurance       Exhibit 4.12 to the Company's Annual
           Company, John Hancock Mutual Life Insurance Company and     Report on Form 10-K for the fiscal
           North Atlantic Smaller Companies Investment Trust PLC.      year ended December 31, 1995.

4.13       First Amendment to Warrant Agreement dated April 15,        Incorporated herein by reference to
           1996 by and among Company and each of the holders of        Exhibit 4.13 to the Company's Annual
           warrants listed on Schedule A thereto, with respect to      Report on Form 10-K for the fiscal
           that certain Warrant Agreement dated November 19, 1993.     year ended December 31, 1995.

4.14       First Amendment to Observation Rights Agreement dated       Incorporated herein by reference to
           as of April 15, 1996 between Company and certain note       Exhibit 4.14 to the Company's Annual
           purchasers.                                                 Report on Form 10-K for the fiscal
                                                                       year ended December 31, 1995.

4.15       Third Amendment to Registration Rights Agreement dated      Incorporated herein by reference to
           as of April 15, 1996 by and among Company, the              Exhibit 4.15 to the Company's Annual
           investors of Company listed on Schedule A thereto and       Report on Form 10-K for the fiscal
           the security holders of Company listed on Schedule B        year ended December 31, 1995.
           thereto.

                            THE CERPLEX GROUP, INC.


4.16       Warrant Agreement dated April 15, 1996 by and among         Incorporated herein by reference to
           Company, Wells Fargo Bank, National Association,            Exhibit 4.16 to the Company's Annual
           Sumitomo Bank of California, BHF Bank                       Report on Form 10-K for the fiscal
           Aktiengesellschaft and Comerica Bank- California.           year ended December 31, 1995.

10.1       The Registrant's 1990 Stock Option Plan (the "1990          Incorporated herein by reference to
           Plan").                                                     Exhibit 10.1 to the Company's
                                                                       Registration Statement on Form S-1
                                                                       (File No. 33-75004) which was declared
                                                                       effective by the Commission on April
                                                                       8, 1994.

10.2       Form of Stock Option Agreement pertaining to the 1990       Incorporated herein by reference to
           Plan.                                                       Exhibit 10.2 to the Company's
                                                                       Registration Statement on Form S-1
                                                                       (File No. 33-75004) which was declared
                                                                       effective by the Commission on April
                                                                       8, 1994.

10.3       Form of Stock Purchase Agreement pertaining to the 1990     Incorporated herein by reference to
           Plan.                                                       Exhibit 10.3 to the Company's
                                                                       Registration Statement on Form S-1
                                                                       (File No. 33-75004) which was declared
                                                                       effective by the Commission on April
                                                                       8, 1994.

10.4       The Registrant's 1993 Stock Option Plan (the "1993          Incorporated herein by reference to
           Plan").                                                     Exhibit 10.4 to the Company's
                                                                       Registration Statement on Form S-1
                                                                       (File No. 33-75004) which was declared
                                                                       effective by the Commission on April
                                                                       8, 1994.

10.5       Form of Stock Option Agreement (grants to employees)        Incorporated herein by reference to
           pertaining to the 1993 Plan.                                Exhibit 10.5 to the Company's
                                                                       Registration Statement on Form S-1
                                                                       (File No. 33-75004) which was declared
                                                                       effective by the Commission on April
                                                                       8, 1994.

10.6       Form of Stock Option Agreement (grants to directors and     Incorporated herein by reference to
           certain officers) pertaining to the 1993 Plan.              Exhibit 10.6 to the Company's
                                                                       Registration Statement on Form S-1
                                                                       (File No. 33-75004) which was declared
                                                                       effective by the Commission on April
                                                                       8, 1994.

                            THE CERPLEX GROUP, INC.


10.7       Form of Stock Purchase Agreement for Installment            Incorporated herein by reference to
           Options pertaining to the 1993 Plan.                        Exhibit 10.7 to the Company's
                                                                       Registration Statement on Form S-1
                                                                       (File No. 33-75004) which was declared
                                                                       effective by the Commission on April
                                                                       8, 1994.

10.8       Form of Stock Purchase Agreement for Immediately            Incorporated herein by reference to
           Exercisable Options pertaining to the 1993 Plan.            Exhibit 10.8 to the Company's
                                                                       Registration Statement on Form S-1
                                                                       (File No. 33-75004) which was declared
                                                                       effective by the Commission on April
                                                                       8, 1994.

10.9       The Registrant's Restated 1993 Stock Option Plan (the       Incorporated herein by reference to
           "Restated Plan").                                           Exhibit 10.9 to the Company's
                                                                       Registration Statement on Form S-1
                                                                       (File No. 33-75004) which was declared
                                                                       effective by the Commission on April
                                                                       8, 1994.

10.10      Form of Stock Option Agreement, together with Addenda,      Incorporated herein by reference to
           pertaining to the Restated Plan.                            Exhibit 10.10 to the Company's
                                                                       Registration Statement on Form S-1
                                                                       (File No. 33-75004) which was declared
                                                                       effective by the Commission on April
                                                                       8, 1994.

10.11      Master Agreement dated May 6, 1992 by and between IBM       Incorporated herein by reference to
           and the Company.                                            Exhibit 10.11 to the Company's
                                                                       Registration Statement on Form S-1
                                                                       (File No. 33-75004) which was declared
                                                                       effective by the Commission on April
                                                                       8, 1994.

10.12      Master Task Agreement dated December 1, 1991, by and        Incorporated herein by reference to
           between International Business Machines Incorporated        Exhibit 10.12 to the Company's
           ("IBM") and the Registrant, together with Amendment to      Registration Statement on Form S-1
           Master Agreement and Task Order.                            (File No. 33-75004) which was declared
                                                                       effective by the Commission on April
                                                                       8, 1994.

10.13      Technology Services Agreement effective March 1, 1993,      Incorporated herein by reference to
           by and between Novadyne Computer Systems, Inc.              Exhibit 10.12 to the Company's
           ("Novadyne") and Cerplex Incorporated (a California         Registration Statement on Form S-1
           corporation and a predecessor of the Registrant),           (File No. 33-75004) which was declared
           together with Amendments Nos. 1 and 2.                      effective by the Commission on April
                                                                       8, 1994.

                            THE CERPLEX GROUP, INC.


10.14      Technology Services Agreement effective December 17,        Incorporated herein by reference to
           1993, by and between Spectradyne, Inc. ("Spectradyne")      Exhibit 10.13 to the Company's
           and the Registrant.                                         Registration Statement on Form S-1
                                                                       (File No. 33-75004) which was declared
                                                                       effective by the Commission on April
                                                                       8, 1994.

10.15      Form of Indemnity Agreement                                 Incorporated herein by reference to
                                                                       Exhibit 10.15 to the Company's
                                                                       Registration Statement on Form S-1
                                                                       (File No. 33-75004) which was declared
                                                                       effective by the Commission on April
                                                                       8, 1994.

10.16      Lease Agreement dated April 1, 1992 by and between          Incorporated herein by reference to
           Henry G. Page Jr., and Diversified Manufacturing            Exhibit 10.16 to the Company's
           Services, Inc. ("DMS").                                     Registration Statement on Form S-1
                                                                       (File No. 33-75004) which was declared
                                                                       effective by the Commission on April
                                                                       8, 1994.

10.17      Sublease dated January 1, 1994 by and between Bull and      Incorporated herein by reference to
           Cerplex Group, Inc. (a Massachusetts corporation).          Exhibit 10.17 to the Company's
                                                                       Registration Statement on Form S-1
                                                                       (File No. 33-75004) which was declared
                                                                       effective by the Commission on April
                                                                       8, 1994.

10.18      Standard Industrial/Commercial Single-Tenant Lease -        Incorporated herein by reference to
           Net dated November 29, 1990 by and among Kilroy             Exhibit 10.18 to the Company's
           Building 73 Partnership, Cerplex Incorporated and           Registration Statement on Form S-1
           InCirT, together with Amendment No. 1.                      (File No. 33-75004) which was declared
                                                                       effective by the Commission on April
                                                                       8, 1994.

10.19      Lease dated December 17, 1993 by and between                Incorporated herein by reference to
           Spectradyne and Certech.                                    Exhibit 10.19 to the Company's
                                                                       Registration Statement on Form S-1
                                                                       (File No. 33-75004) which was declared
                                                                       effective by the Commission on April
                                                                       8, 1994.

10.20      Sublease dated March 1, 1993 by and between Novadyne        Incorporated herein by reference to
           and the Registrant together with Lease Amendment dated      Exhibit 10.20 to the Company's
           July 22, 1991 by and between McDonnell Douglas Realty       Registration Statement on Form S-1
           Company and Novadyne.                                       (File No. 33-75004) which was declared
                                                                       effective by the Commission on April
                                                                       8, 1994.

                            THE CERPLEX GROUP, INC.


10.21      Standard Industrial/Commercial Lease - Net dated            Incorporated herein by reference to
           September 4, 1991 by and between Proficient Food            Exhibit 10.21 to the Company's
           Company and W.C. Cartwright Corporation ("Cartwright"),     Registration Statement on Form S-1
           together with Addendum and Sublease dated September 6,      (File No. 33-75004) which was declared
           1991 by and between Cartwright and the Registrant.          effective by the Commission on April
                                                                       8, 1994.

10.22      Sublease dated July 30, 1992 by and between Cartwright      Incorporated herein by reference to
           and DMS.                                                    Exhibit 10.22 to the Company's
                                                                       Registration Statement on Form S-1
                                                                       (File No. 33-75004) which was declared
                                                                       effective by the Commission on April
                                                                       8, 1994.

10.23      Repair Services Agreement dated January 1, 1994 by and      Incorporated herein by reference to
           between Bull HN Information Systems, Inc. and the           Exhibit 10.14 to the Company's
           Registrant.                                                 Registration Statement on Form S-1
                                                                       (File No. 33-75004) which was declared
                                                                       effective by the Commission on April
                                                                       8, 1994.

10.24      Credit Agreement dated as of October 12, 1994 (the          Incorporated herein by reference to
           "Credit Agreement") among The Cerplex Group, Inc., as       Exhibit 10.24 to the Company's Annual
           Borrower; the lenders listed therein, as Lenders; and       Report on Form 10-K for the fiscal
           Wells Fargo Bank, National Association, as                  year ended January 1, 1995.
           Administrative Agent; and those certain exhibits,
           schedules and collateral documents to such Credit
           Agreement.

10.25      Limited Waiver dated as of November 14, 1995 ("Waiver")     Incorporated herein by reference to
           by and among The Cerplex Group, Inc. (the "Company"),       Exhibit 10.25 to the Company's
           the financial institutions listed on the signature          Quarterly Report on Form 10-Q for the
           pages thereof ("Lenders"), and Wells Fargo Bank,            quarter ended October 1, 1995.
           National Association, as administrative agent for the
           Lenders ("Administrative Agent"), and for certain
           limited purposes, Certech Technology, Inc., Cerplex
           Mass., Inc., Cerplex Limited, Apex Computer Company,
           Cerplex Subsidiary, Inc. and Peripheral Computer
           Support, Inc. (the "Subsidiaries"), which Waiver is
           made with reference to the Credit Agreement.

10.26      The Cerplex Group, Inc. Restated 1993 Stock Option Plan     Incorporated herein by reference to
           (Restated and Amended as of January 13, 1995).              Exhibit 10.26 to the Company's
                                                                       Quarterly Report on Form 10-Q for the
                                                                       quarter ended October 1, 1995.

                            THE CERPLEX GROUP, INC.


10.27      The Cerplex Group, Inc. Automatic Stock Option              Incorporated herein by reference to
           Agreement.                                                  Exhibit 10.27 to the Company's
                                                                       Quarterly Report on Form 10-Q for the
                                                                       quarter ended October 1, 1995.

10.28      First Amendment to Credit Agreement dated April 15,         Incorporated herein by reference to
           1996 by and among Company, the lenders whose signatures     Exhibit 10.28 to the Company's Annual
           appear on the signature pages thereof, as Lenders;          Report on Form 10-K for the fiscal
           Wells Fargo Bank, National Association, as                  year ended December 31, 1995.
           Administrative Agent; and the Subsidiaries for certain
           limited purposes.

11.1       Statement Regarding Computation of Net Income (Loss)        Filed herein.
           Per Share.


(B)  REPORTS ON FORM 8-K

     On April 8, 1996, the Company filed a current report on Form 8-K regarding acquisition of the remaining fifty-one percent (51%) of Modcomp/Cerplex L.P., a Delaware limited partnership from AEG Aktiengesellschaft.

                            THE CERPLEX GROUP, INC.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        THE CERPLEX GROUP, INC.



Date:  May 15, 1996                     /s/ BRUCE D. NYE
                                        --------------------------------------
                                        Bruce D. Nye
                                        Vice President and Chief
                                        Financial Officer
                                        (Principal financial and chief
                                        accounting officer)

                            THE CERPLEX GROUP, INC.

                                 EXHIBIT INDEX

                          QUARTER ENDED MARCH 31, 1996



Exhibit                                                      Sequential
  No.        Description of Exhibits                          Page No.
- -------      -----------------------                         ----------
  11.1       Computation of Net Income (Loss) Per Share         32

  27.1       Financial Data Schedule