Form 10-Q
period 1996-06-30
CERPLEX GROUP INC
filed 1996-08-14
CIK 915870

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended  June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ____________________

Commission file number           0-23602
                        --------------------------

                             THE CERPLEX GROUP, INC.
        ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                           33-0411354
 -------------------------------                           -------------------
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)


                      1382 Bell Avenue, Tustin, CA  92780
        ---------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                  (714) 258-5600
        ---------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

The number of shares outstanding of the Registrant's Common Stock on August 8, 1996 was 13,405,384.

                            THE CERPLEX GROUP, INC.

                               TABLE OF CONTENTS


                                                                    Page
                                                                    ----
PART 1 - FINANCIAL INFORMATION

       Consolidated Balance Sheets  . . . . . . . . . . . . . . . .   4
       Consolidated Statements of Operations  . . . . . . . . . . .   5
       Consolidated Statement of Stockholders' Equity   . . . . . .   6
       Consolidated Statements of Cash Flows  . . . . . . . . . . .   7
       Notes to Consolidated Financial Statements   . . . . . . . .   8
       Management's Discussion and Analysis   . . . . . . . . . . .  11

PART II - OTHER INFORMATION

       Legal Proceedings  . . . . . . . . . . . . . . . . . . . . .  17
       Changes in Securities  . . . . . . . . . . . . . . . . . . .  17
       Defaults Upon Senior Securities  . . . . . . . . . . . . . .  17
       Submission of Matters to a Vote of Security Holders  . . . .  17
       Other Information  . . . . . . . . . . . . . . . . . . . . .  18
       Exhibits and Reports on Form 8-K   . . . . . . . . . . . . .  22

SIGNATURE       . . . . . . . . . . . . . . . . . . . . . . . . . .  32

EXHIBIT INDEX   . . . . . . . . . . . . . . . . . . . . . . . . . .  33

                                     PART I


                             FINANCIAL INFORMATION

                            THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                                 June 30     December 31
                                                                   1996          1995
                                                                 --------    -----------

                                     ASSETS
Current assets:
    Cash and cash equivalents                                    $ 27,206      $  3,807
    Accounts receivable, net                                       28,252        30,102
    Inventories                                                    28,819        27,789
    Net assets of discontinued operations                           1,347         2,597
    Prepaid expenses and other                                      4,924         2,267
                                                                 --------      --------
         Total current assets                                      90,548        66,562

Property, plant and equipment, net                                 28,919        17,988
Investment in joint venture                                                       7,723
Goodwill                                                            5,817         6,647
Other long-term assets                                              4,452         2,973
                                                                 --------      --------
         Total assets                                            $129,736      $101,893
                                                                 ========      ========

                        LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts and notes payable                                   $ 22,716      $ 17,024
    Accrued liabilities                                            25,246        13,622
    Short-term borrowings                                          45,446
    Current portion of long-term debt                                 247           536
    Income taxes payable                                            1,599         2,161
                                                                 --------     ---------
         Total current liabilities                                 95,254        33,343
                                                                 --------     ---------
Long-term debt, less current portion                               17,946        68,382
Other long-term liabilities                                         6,214
Stockholders' Equity:
    Preferred Stock, par value $.001; 3,066,340 shares
       authorized; 8,000 shares designated Series B Preferred
       Stock, all of which are issued and outstanding,
       aggregate liquidation preference of $16,000                  7,911
    Common Stock, par value $.001;
       30,000,000 shares authorized; 13,402,467
       and 13,127,680 issued and outstanding in
       1996 and 1995, respectively                                     13            13
    Additional paid-in capital                                     50,611        47,528
    Notes receivable from stockholders                               (229)         (226)

    Unearned compensation                                            (108)         (143)

    Accumulated deficit                                           (47,897)      (47,026)

    Cumulative translation adjustment                                  21            22
                                                                 --------      --------
       Total stockholders' equity                                  10,322           168
                                                                 --------      --------
       Total liabilities and stockholders' equity                $129,736      $101,893
                                                                 ========      ========





          See accompanying notes to consolidated financial statements

                            THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)



                                                         Three months ended June 30    Six months ended June 30
                                                         --------------------------    ------------------------
                                                             1996          1995           1996         1995
                                                         ------------  ------------    -----------  -----------
Net sales                                                  $51,339       $32,488         $92,185      $66,489
Cost of sales                                               40,370        26,479          74,285       54,438
                                                           -------       -------         -------      -------
   Gross profit                                             10,969         6,009          17,900       12,051
Selling, general & administrative expenses                   8,582         5,235          15,639        9,312
                                                           -------       -------         -------      -------
   Operating income                                          2,387           774           2,261        2,739
Equity in earnings from joint venture                                        644             357        1,159
Gain on sale of InCirT Division                                450                           450
Interest expense, net                                        1,658         1,221           3,169        2,445
                                                           -------       -------         -------      -------
Income (loss) from continuing operations
   before taxes                                              1,179           197            (101)       1,453
Income taxes                                                   477            27             770          494
                                                           -------       -------         -------      -------
Income (loss) from continuing operations                       702           170            (871)         959
                                                           -------       -------         -------      -------
Discontinued operations, net of income taxes:
   Income from operations                                                    112                          153
   Estimated loss from liquidation of
     discontinued operations
                                                           -------       -------         -------      -------
   Income from discontinued operations                                       112                          153
                                                           -------       -------         -------      -------
Net income (loss)                                          $   702       $   282         $  (871)     $ 1,112
                                                           =======       =======         =======      =======
Income (loss) per share:
   Continuing operations                                   $   .05       $   .01         $  (.07)     $   .07
   Discontinued operations                                                   .01                          .01
                                                           -------       -------         -------      -------
Net income (loss) per share                                $   .05       $   .02         $  (.07)     $   .08
                                                           =======       =======         =======      =======
Weighted average common and common
  equivalent shares outstanding                             14,846        14,414          13,286       14,412
                                                           =======       =======         =======      =======





          See accompanying notes to consolidated financial statements

                            THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES


                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (in thousands, except share data)
                                  (Unaudited)


                                                                             Additional                          Total
                                        Preferred Stock       Common Stock    Paid-In            Accumulated  Stockholders'
                                        Shares    Amount    Shares    Amount  Capital     Other    Deficit       Equity
                                        ------    ------  ----------  ------ ----------   -----  -----------  -------------
Balance at December 31, 1995                              13,127,680   $ 13    $47,528    $(347)  $(47,026)      $   168
Stock options and warrants exercised                         151,930                18                                18
Notes receivable from stockholders                                                           (3)                      (3)
Net loss                                                                                            (1,573)       (1,573)
Amortization of unearned compensation                                                        18                       18
Translation adjustment                                                                     (129)                    (129)
                                         -----    ------  ----------   ----    -------    -----   --------       -------
Balance at March 31, 1996                                 13,279,610     13     47,546     (461)   (48,599)       (1,501)
Issuance of Series B Convertible
  Preferred Stock                        8,000    $7,911                                                           7,911
Issuance of warrants                                                             3,037                             3,037
Stock options and warrants exercised                         122,857                28                                28
Net income                                                                                             702           702
Amortization of unearned compensation                                                        17                       17
Translation adjustment                                                                      128                      128
                                         -----    ------  ----------   ----    -------    -----   --------       -------
Balance at June 30, 1996                 8,000    $7,911  13,402,467   $ 13    $50,611    $(316)  $(47,897)      $10,322
                                         =====    ======  ==========   ====    =======    =====   =======        =======





          See accompanying notes to consolidated financial statements

                            THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (Unaudited)

                                                                   Six  Months Ended June 30
                                                                   -------------------------
                                                                      1996            1995
                                                                   ----------       --------
Cash flows from operating activities:
    Net income (loss)                                               $  (871)         $ 1,112
    Adjustments to reconcile net income to net cash provided
       by (used in) operating activities:
          Depreciation and amortization                               3,878            4,263
          Amortization of contract rights                                                389
          Amortization of unearned compensation                          35               35
          Foreign currency transaction (gain) loss                       28             (117)
          Equity in earnings of joint venture                          (357)          (1,159)
          Distribution of earnings of joint venture                   3,090
          Gain on sale of InCirT Division                              (450)
          Decrease (increase) in:
             Accounts receivable                                      4,153            1,006
             Inventories                                               (854)          (6,118)
             Prepaid expenses and other                               6,335              103
             Investment in other long-term assets                    (1,364)            (672)
             Net assets of discontinued operations                    1,250
          (Decrease) increase in:
             Accounts and notes payable                               1,854             (728)
             Accrued liabilities                                     (8,605)             592
             Income taxes payable                                      (549)             275
                                                                    -------          -------
          Net cash provided by (used in) operating activities         7,573           (1,019)
                                                                    -------          -------
Cash flows from investing activities:
    Purchase of plant and equipment                                    (450)          (2,358)
    Acquisition of businesses, net of cash acquired*                  5,147           (4,500)
    Proceeds from sale of InCirT Division                             5,500
                                                                    -------          -------
       Net cash used in investing activities                         10,197           (6,858)
                                                                    -------          -------
Cash flows from financing activities:
    Proceeds from long-term debt, net                                                  8,009
    Proceeds from issuance of preferred stock                         7,911
    Proceeds from issuance of stock, net                                 47               21
    Decrease in notes receivable from stockholders                       (3)              (7)
    Principal payments of long-term debt                               (304)          (1,347)
    Principal payments of short term borrowings                      (2,000)
                                                                    -------          -------
       Net cash provided by (used in) financing activities            5,651            6,676
                                                                    -------          -------
Effect of exchange rate changes on cash                                 (22)              72
                                                                    -------          -------
    Net increase (decrease) in cash and cash equivalents             23,399           (1,129)
Cash and cash equivalents at beginning of period                      3,807            9,442
                                                                    -------          -------
Cash and cash equivalents at end of period                          $27,206          $ 8,313
                                                                    =======          =======
Supplemental disclosure of cash flow information:
    Cash paid during the year for:
       Interest                                                     $ 3,319          $ 1,930
                                                                    =======          =======
       Income taxes                                                 $    25          $   326
                                                                    =======          =======
    *Acquisition of Businesses
       Amount paid                                                  $(8,977)         $(4,500)
       Cash Acquired                                                 14,124
                                                                    -------          -------
                                                                    $ 5,147          $(4,500)
                                                                    =======          =======





          See accompanying notes to consolidated financial statements

                            THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES

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

       The Company's fiscal year is the 52 or 53 week period ending on the Sunday closest to December 31. For purposes of presentation, the Company has indicated its accounting quarter and year end as June 30 and December 31, respectively.

       In the opinion of management, the financial information for the three and six-month periods ended June 30, 1996 and 1995, and at June 30, 1996 reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof.

       During 1995, the Company discontinued its end-of-life programs, a segment of the business, through a liquidation of remaining operations. Prior period financial results have been restated to reflect the discontinuance of this segment of the Company.

NOTE 2 - INCOME (LOSS) PER SHARE

       Net income (loss) per share has been computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during each period presented. Common equivalent shares consist of convertible preferred stock, stock options and warrants, which were computed using the treasury stock method.

NOTE 3 - INVENTORIES

       Inventories consist of the following:

                                                June 30,       December 31,
                                                  1996             1995
                                                -------        ------------
                                                         (000's)
          Spare and repair parts                $17,685           $18,001
          Work-in-process                         5,763             6,402
          Finished goods                          5,371             3,386
                                                -------           -------
                                                $28,819           $27,789
                                                =======           =======

                            THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - ISSUANCE OF CONVERTIBLE PREFERRED STOCK AND WARRANTS

         In June 1996, the Company issued 8,000 shares of Series B Preferred Stock ("Series B Stock") at $1,000 per share in a private placement. The Series B Stock is convertible into Common Stock of the Company at the lower of $5.07 per share or 80% of the average equivalent closing bid price over a ten-day period ending three days prior to the date of conversion. The Series B Stock will automatically convert into Common Stock on the earlier of five-years from the date of issuance or such date as the Company's Common Stock has traded above $19.13 per share for a specified period of time. The Series B Stock has certain rights, privileges and preferences, including a $2,000 per share preference in the event of a sale of the company. The Board of Directors may not pay dividends to the holders of the Company's Common Stock unless and until the Board has paid an equivalent dividend to the holders of Series B Stock based upon the number of shares of Common Stock into which each share of Series B Stock is convertible. In addition, in the event the Company fails to effect the registration of the Common Stock issuable upon conversion of the Series B Stock by November 8, 1996, the holders of Series B Stock shall be entitled to receive a dividend at the rate of $0.83 1/3 per share per day for each day after such deadline until the shares are so registered, up to $500 per share.

         In April 1996, the Company issued 1,000,000 detachable warrants in connection with amendments to the Note Purchase Agreements related to its Senior Subordinated Notes and issued 125,000 detachable warrants in connection with an amendment to the Credit Agreement. The warrants provide the holders the right to purchase 1,125,000 shares of common stock at $6 per share. As a result of the issuance of the warrants, the Company discounted the book value of the debt outstanding and increased paid-in capital by the fair market value of the warrants ($3.0 million). The discount is being amortized as additional interest expense over the period of the related debt on the interest method.

NOTE 5 - ACQUISITIONS

         In May 1996, the Company acquired Rank Xerox Limited's subsidiary, Cerplex SAS, for $6.1 million, including estimated taxes, registration fees, legal, accounting and other out-of-pocket expenses of $1.2 million. Cerplex SAS is the legal successor to Rank Xerox et Compagnie ("Rank Xerox SNC"), which was transformed immediately prior to the acquisition from societe en nom collectif (a type of partnership) into a societe par actions simplifee (a form of limited liability company), at which time its name was changed to Cerplex SAS. Cerplex SAS performs repair and refurbishment services primarily for large copiers in the northern region of France, near Lille. Based on the allocation of the purchase price to the fair value of the assets and liabilities (including long term liabilities for taxes and employment related matters) related to the acquisition, the Company reduced other long-term assets by the amount of negative goodwill ($1.5 million) in accordance with APB #16, Business Combinations. As part of the acquisition, RXL provided sufficient cash to fund certain liabilities of Cerplex SAS. Under the terms of the Stock Purchase Agreement, the Company has agreed to certain financial covenants over a four-year period that limit the amount of dividends and payments in the nature of corporate charges paid by Cerplex SAS; the maintenance of Cerplex SAS' current ratio greater than one; and restrictions on guarantees with respect to Cerplex and its subsidiaries (excluding Cerplex SAS). Accordingly, the cash of Cerplex SAS ($19.6 million at June 30, 1996) is generally not available to Cerplex for financing operations outside of Cerplex SAS. In addition, Cerplex SAS entered into a four-year Supply and Services Agreement with RXL to provide repair and refurbishment services with guaranteed levels of production hours (at standard

                            THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

rates) that decline over the period of the contract. Revenues and income before taxes of Cerplex SAS during the five week period ended June 30, 1996 were $5.3 million and $1.0 million, respectively.

         In April 1996, the Company acquired the remaining 51% interest in Modcomp/Cerplex L.P. ("Modcomp/Cerplex") for $2.8 million. Modcomp/Cerplex is a supplier of real-time computer systems, products and services for the process control industry. As a result of the acquisition of the remaining interest in Modcomp/Cerplex, the Company consolidated the results of operations and financial position of this entity effective April 1, 1996. Prior to April 1, 1996, the Company recorded its 49% interest in Modcomp/Cerplex on the equity method of accounting. The fair value of the assets and liabilities acquired exceeded the purchase price by approximately $2.0 million, resulting in negative goodwill. In accordance with APB #16, Business Combinations, the Company reduced other long-term assets to zero and recorded the remaining amount as negative goodwill ($500,000) which is being amortized into income over a five year period. Revenues and income before taxes of Modcomp/Cerplex during the three months ended June 30, 1996 were $10.2 million and $1.2 million, respectively.

         Assuming the above acquisitions occurred at the beginning of 1996, the pro forma results of operations of the Company for the six months ended June 30, 1996 would have been as follows:

                                                              Pro Forma
                                                              --------
         In Thousands
         Net Sales                                            $126,653
         Income from continuing operations                         323
         Net income per share from continuing operations           .02

NOTE 6 - SALE OF INCIRT DIVISION

         Effective April 1, 1996, the Company sold its contract manufacturing division in Tustin, California ("InCirT Division") to Pen Interconnect for $3.5 million in cash and approximately $2.0 million in restricted common stock. The gain on the sale of the InCirT Division was $450,000.

                            THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES


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

RESULTS OF OPERATIONS

Results of Continuing Operations

         The following table sets forth items from the Company's Consolidated Statement of Operations as a percentage of net sales.

                                                    Three Months Ended            Six Months Ended
                                                         June 30                      June 30
                                                   1996           1995          1996           1995
                                                   -----          -----         -----          -----
         Net sales                                 100.0%         100.0%        100.0%         100.0%
         Costs of sales                             78.6           81.5          80.6           81.9
         Gross margin                               21.4           18.5          19.4           18.1
         Selling, general and administrative        16.7           16.1          17.0           14.0
         Operating income (loss)                     4.7            2.4           2.4            4.1

                            THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES


         Net sales for the three and six month periods ended June 30, 1996 increased $18.9 million and $25.7 million, respectively, to $51.3 million and $92.2 million, respectively, over the net sales for the corresponding periods of 1995. The increase in net sales of 58.0% and 38.6% in the three and six month periods of 1996 compared to the corresponding periods of the prior year is primarily attributed to the acquisitions of the remaining 51% interest in Modcomp/Cerplex and Cerplex SAS in April and May 1996, and Peripheral Computer
Support, Inc.  ("PCS") in May 1995.   The increase in sales from acquisitions
was partially offset from sale of the InCirT Division, effective April 1, 1996, and lower sales of repair services from British Telecommunications plc and Wang.

         Gross profit as a percentage of net sales for the three and six month periods ended June 30, 1996 were 21.4% and 19.4%, respectively, compared to 18.5% and 18.1% during the corresponding periods of the prior year. The gross profit ratio during the three and six month periods ended June 30, 1996 increased as a result of the higher gross margin ratios of Modcomp/Cerplex and Cerplex SAS since the acquisition dates of these operations. The increase in the gross profit as a percentage of sales was partially offset by lower gross profit from the performance on certain contracts which the Company is currently winding down and the impact of facility consolidations in California which was substantially completed at June 30, 1996. See further discussion below regarding North American Operations.

         Selling, general and administrative expenses as a percentage of net sales for the three and six month periods ended June 30, 1996 increased to 16.7% and 17.0%, respectively, from 16.1% and 14.0% during the corresponding periods of the prior year. The increase in selling, general and administrative expenses as a percentage of net sales is primarily due to increased corporate overhead related to the Company's expanded corporate staff and increased selling, general and administrative expenses related to PCS and Modcomp/Cerplex.

Income (Loss) from Continuing Operations

                                                 Three Months Ended       Six Months Ended
                                                      June 30                 June 30
                                                  1996        1995        1996       1995
                                                -------      -------     -------    -------
   In Thousands
   Operating income (loss)                      $ 2,387      $   774     $ 2,261    $ 2,739
   Equity in earnings of joint venture                           644         357      1,159
   Gain on sale of InCirT Division                  450                      450
   Interest expense, net                         (1,658)      (1,221)     (3,169)    (2,445)
                                                -------      -------     -------    -------
   Income (loss) from continuing
     operations                                 $ 1,179      $   197     $  (101)   $ 1,453
                                                =======      =======     =======    =======

         During the quarter ended June 30, 1996, the Company recorded an operating profit primarily as a result of the acquisition of Modcomp/Cerplex and Cerplex SAS. The Company's North American Operations have been adversely impacted by the performance on certain contracts which the Company is currently
winding down and the impact of facility consolidations in California.   As of
June 30, 1996, the Company's North American operations have reduced facility space by 75,000 square feet, primarily in California, and reduced 160 positions. These reductions were made as part of the Company's efforts to consolidate locations as a result of changing volume of work.

                            THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES


         In June 1996, the Company announced its plan to close its Texas operations at the end of August 1996. The Company's principal customer in Texas, SpectraVision, has been operating under Chapter 11 of the U.S. Bankruptcy Code since June 1995. During the second quarter ended June 30, 1996, SpectraVision filed its proposed plan of reorganization which, among other things, would result in the Company receiving stock for its pre-petition bankruptcy claims in a new company to be formed with On Command Video, a unit of Ascent Entertainment Group. As a result of the changing requirements of SpectraVision, the Company was informed that no additional orders of new products would be made thereby resulting in a substantial decline in anticipated sales from the Company's Texas operations during the three months ending September 30, 1996. Furthermore, based on discussions with SpectraVision, the Company's contract will likely be terminated as part of the bankruptcy proceedings. As a result of the foregoing, the Company expects to record operating losses related to these operations during the three months ending September 30, 1996, and incur a restructuring charge resulting from the closure of these operations. Such losses cannot be determined at this time due to uncertainty over the estimated proceeds from the sale of assets (including inventory and property and equipment), recovery of pre-petition claims and resolution of obligations under lease commitments.

         Equity in earnings of joint venture relates to the Company's ownership
interest in Modcomp/Cerplex.   As discussed in Note 5 - Acquisitions, the
Company acquired the remaining 51% in Modcomp/Cerplex effective April 1, 1996. As a result, the Company consolidated the results of operations and financial position of this entity effective April 1, 1996. Prior to April 1, 1996, the Company recorded its 49% interest in Modcomp/Cerplex on the equity method of accounting.

         Effective April 1, 1996, the Company sold its contract manufacturing division in Tustin, California to Pen Interconnect for $3.5 million in cash and approximately $2.0 million in restricted common stock. The gain on the sale of the InCirT Division was $450,000.

         Interest expense for the three and six month periods ended June 30, 1996 increased $437,000 and $724,000 as a result of increased average borrowings under the Company's credit facilities and a higher weighted average interest rate. Average borrowings outstanding were $65.5 million during the six month period ended June 30, 1996 compared to $57.3 million during the six month period ended June 30, 1995. The effective interest rate on credit facilities increased to 9.68% during the six month period ended June 30, 1996 from 8.53% during the six months ended June 30, 1995.

Income Taxes

         Income tax expense for the six months ended June 30, 1996 is primarily related to income taxes on earnings of the Company's operations in Europe at an effective tax rate of 38%. The Company has not recorded an income tax benefit related to operating losses in the United States, and, accordingly, a full valuation allowance for deferred tax assets has continued to be maintained due to uncertainties surrounding their realization. The Company's effective tax rate for the six month period ended June 30, 1995 was 32.5%.

                            THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES


Discontinued Operations

         During 1995, the Company discontinued its end-of-life programs, a segment of the business, through a liquidation of remaining operations. During the six month period ended June 30, 1996, net sales of discontinued operations were $6.7 million. No gain or loss on discontinued operations was recorded during the six month period ended June 30, 1996.

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

         In April 1996, the Company entered into an amended Credit Agreement that reduces the maximum amount available under the line of credit from $60 million to $48 million and requires reductions in commitments to $47 million at September 30, 1996, $45 million at December 31, 1996, and $43 million at March 15, 1997. The interest rate on the Credit Facility has been increased to prime plus 2.25% and maturity date has been accelerated from October 1997 to March 31, 1997. In consideration for the amendment to the Credit Agreement, the Company was required to provide the lenders warrants to purchase 125,000 shares of common stock at $6 per share and pay certain commitment fees and out-of-pocket expenses. The amended Credit Agreement includes revised covenants for liquidity, leverage, net worth, profitability and collateral, and requires additional reductions in outstanding borrowings (generally determined on the basis of percentage of proceeds) in the event of the sale of assets and issuance of additional equity or certain excess cash flow as such terms are defined in the amended Credit Agreement. Due to the impact of the Company's Texas operations, Lucent Note and other factors, there can be no assurance the Company will continue to be in compliance with the provisions of the Credit Agreement.

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

                            THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES


the Senior Subordinated Notes were sold to the Company. At December 31, 1995, the Company was not in compliance with the contractual obligations and financial covenants of the Note Purchase Agreements. The financial covenants which the Company was not in compliance were maximum leverage ratio, minimum net worth and minimum fixed charge ratio.

         In April 1996, the Company entered into an amendment to the Note Purchase Agreements that revised the covenants for maximum leverage, net worth and fixed charges. In consideration for the amendment to the Note Purchase Agreements, the Company was required to provide the Senior Note Holders warrants to purchase 1,000,000 shares of common stock at $6 per share. As a result of the issuance of the warrants, the Company discounted the book value of the debt outstanding and increased paid-in capital by the fair market value of the warrants ($3.0 million). The discount is being amortized as additional interest expense over the period of the related debt on the interest method

         The Company's primary sources for liquidity is cash flow from operations and its ability to reduce working capital requirements. The Company does not have available capacity under its Credit Agreements and is required to reduce borrowings during 1996 and repay the remaining borrowings at March 1997. Accordingly, additional funds will be needed to finance the Company's operations from the sale of assets, reduction in working capital, and/or obtaining additional equity or long-term debt. There can be no assurance that additional funds will be available when needed or, if available, that the terms of such transactions will not adversely affect the Company's results of operations.

         Effective April 1, 1996, the Company sold its contract manufacturing operations in Tustin, California for $3.5 million cash and approximately $2.0
million in restricted Common Stock.   The Company was required to use $2.0
million of the proceeds from the sale of the of the InCirT Division to repay a portion of the borrowings under the Credit Agreement. In April 1996, the Company received a distribution from its earnings of Modcomp/Cerplex of $3.0 million which was used to acquire the remaining 51% interest of this partnership.

         In May 1996, the Company acquired Rank Xerox Limited's subsidiary Cerplex SAS for $6.1 million, including estimated taxes, registration fees, legal, accounting and other out-of-pocket expenses of $1.2 million. Cerplex SAS is the legal successor to Rank Xerox et Compagnie ("Rank Xerox SNC"), which was transformed immediately prior to the acquisition from societe en nom collectif ( a type of partnership) into a societe par actions simplifee (a form of limited liability company), at which time its name was changed to Cerplex SAS. Under the terms of the Stock Purchase Agreement, the Company has agreed to certain financial covenants over a four-year period that limit the amount of dividends and payments in the nature of corporate charges paid by Cerplex SAS; the maintenance of Cerplex SAS' current ratio greater than one; and restrictions on guarantees with respect to Cerplex and its subsidiaries (excluding Cerplex SAS). Accordingly, the cash of Cerplex SAS ($19.6 million at June 30, 1996) is generally not available to Cerplex for financing operations outside of Cerplex SAS. In addition, Cerplex SAS entered into a four-year Supply and Services Agreement with RXL to provide repair and refurbishment services with guaranteed levels of production hours (at standard rates) that decline over the period of the contract. The Company financed the acquisition of Cerplex SAS through a portion of the proceeds from the sale of InCirT and issuance of convertible Series B Stock.

         In June 1996, the Company issued 8,000 shares of Series B Stock at $1,000 per share in a private placement. The Series B Stock is convertible into Common Stock of the Company at the lower of $5.07 per share or 80% of the average equivalent closing bid price over a ten-day period ending three days prior to the date of conversion. The Series B Stock will automatically convert into Common Stock on

                            THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES


the earlier of five-years from the date of issuance or such date as the Company's Common Stock has traded above $19.13 per share for a specified period of time. The Series B Stock has certain rights, privileges and preferences, including a $2,000 per share preference in the event of a sale of the company. The Board of Directors may not pay dividends to the holders of the Company's Common Stock unless and until the Board has paid an equivalent dividend to the holders of Series B Stock based upon the number of shares of Common Stock into which each share of Series B Stock is convertible. In addition, in the event the Company fails to effect the registration of the Common Stock issuable upon conversion of the Series B Stock by November 8, 1996, the holders of Series B Stock shall be entitled to receive a dividend at the rate of $0.83 1/3 per share per day for each day after such deadline until the shares are so registered, up to $500 per share.

         In June 1996, the Company converted $4.6 million of invoices received from Lucent Technology ("Lucent") into a note payable ("Lucent Note"). The Lucent Note accrues interest at 9.75% and is due September 15, 1996. The Lucent Note relates to the Company's purchase of excess telephones which are repaired by a subcontractor and re-marketed in certain geographic areas designated in the purchase agreement. As a result of the condition of the telephones and lack of availability of spare parts, the costs of repair have escalated and the re-marketing activities have extended beyond the time anticipated. At June 30, 1996, the Company had $4.0 million of inventory related to this program which must be sold at prices above such amount to generate cash sufficient to pay the note to Lucent. At the present time, cash flow from the sale of the repaired telephones will not be adequate to repay the Lucent Note when it becomes due. The Company intends to negotiate a price reduction, pricing concessions or other products to be performed and/or an extension of the due date of the Lucent Note, however, there is no assurance that a favorable outcome to these negotiations will be obtained. Failure of the Company to pay the Lucent Note when it becomes due would result in an event of default under the Company's Credit Agreement. Furthermore, there is no assurance that if such extension is obtained, that parts will be available to complete production in a timely manner or that the sale prices will be adequate to generate the cash required to meet the payments due to Lucent.

         The Company is committed to pay BT L1.8 million (approximately $2.9 million as of June 30, 1996) in 1999 or earlier if certain sales volumes are reached and to pay a former shareholder of PCS up to $1.0 million over the next two years.

                            THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.


ITEM 2.  CHANGES IN SECURITIES

         On June 11, 1996 the Company consummated a private placement of 8,000 shares of Series B Stock, as more fully described in Note 4 to the Consolidated Financial Statements. Certain of the rights, preferences and privileges of the Series B Stock which may affect the rights of the holders of Common Stock are as follows:

         (i) Voting. Each holder of Series B Stock shall be entitled to vote with the holders of Common Stock on an as-converted basis as a single class on all matters presented for stockholder vote.

         (ii) Dividends. Holders of Series B Stock are entitled to receive dividends as may be declared from time to time by the Board of Directors. The Board may not pay dividends to the holders of the Company's Common Stock unless and until the Board has paid an equivalent dividend to the holders of Series B Stock based upon the number of shares of Common Stock into which each share of Series B Stock is convertible as of the record date for the payment of the dividend. In the event the Company should fail to effect a registration covering the resale of the Common Stock issuable upon conversion of the Series B Stock by November 8, 1996, the holders of Series B Stock shall be entitled to receive a dividend at the rate of $0.83 1/3 per share per day for each day after such deadline until the shares are so registered, up to $500 per share.

         (iii) Liquidation Preference. In the event of any liquidation, dissolution or winding up of the Company, the holders of Series B Stock are entitled to receive, prior and in preference to any distribution of any assets of the Company to the holders of Common Stock, the amount of $2,000 per share plus all accrued or declared but unpaid dividends.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         During portions of 1995 and the beginning of 1996, the Company was in default under its senior Credit Agreement. The Company has re- negotiated and amended such agreement to cure such defaults. See "Liquidity and Capital Resources" herein for a more detailed discussion.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                            THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES


ITEM 5.  OTHER INFORMATION

(A)  RISK FACTORS

         Losses and Accumulated Deficit. For the six month period ended June 30, 1996 and the year ended December 31, 1995, the Company reported a net loss of $871,000 and $39.4 million, respectively. As of June 30, 1996, the Company had an accumulated deficit of $47.9 million. In addition, the Company expects to record operating losses from its Texas operations during the three months ended September 30, 1996, and incur a restructuring charge resulting from the closure of these operations which could result in an unprofitable quarter for the Company. Furthermore, there can be no assurance that the Company will operate profitably in the future. Continued losses could materially and adversely affect the Company's business and the value of, and the market for, the Company's equity securities.

         Future Capital Needs; Uncertainty of Additional Financing. The Company's ability to maintain its current revenue base and to grow its business is dependent on the availability of adequate capital. Without sufficient capital, the Company's growth may be limited. During portions of 1995 and the beginning of 1996, the Company was in default under its senior credit agreement and subordinated note agreements. While the Company has re-negotiated such agreements, the terms of the senior credit facility have resulted in a reduced borrowing base which will be further reduced over the next nine months. Due to the impact of the Company's Texas operations, Lucent Note and other factors, there can be no assurance the Company will continue to be in compliance with the provisions of the Credit Agreement. The Company is required to use a portion of cash generated from operations, from sales of assets and from sales of equity securities to further reduce its borrowing base under the senior credit facility. As a result, the Company currently has limited capital. In addition, the terms of such agreements restrict the Company's ability to incur additional indebtedness and could adversely affect the Company's ability to obtain additional financing. General market conditions and the Company's future performance (including its ability to generate profits and positive cash flow) will also impact the Company's financial resources. The failure of the Company to obtain additional capital when needed could have a material adverse effect on the Company's business and future prospects. No assurance can be given that the Company will be able to maintain its current credit facilities or that additional financing will be available or, if available, will be on acceptable terms.

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

         Dependence on Key Customers. During the six months ended June 30, 1996, BT, IBM, SpectraVision and Rank Xerox accounted for approximately 13%, 11%, 6% and 6%, respectively, of continuing operations. During 1995, IBM and SpectraVision significantly decreased orders for certain programs which materially and adversely affected the Company and its results of operations. SpectraVision is currently operating under Chapter 11 of the U.S. Bankruptcy Code, and a subsidiary of the Company is performing services for SpectraVision under a contract which, based on discussions

                            THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES


with SpectraVision, will likely be terminated as part of the bankruptcy
proceedings.   A significant portion of the Company's net sales attributable to
IBM in 1995 were from discontinued operations, and, as such, the Company expects net sales attributable to IBM to continue to account for a decreasing percentage of the Company's net sales. Also, IBM has informed the Company that it has changed its strategy for spare parts and, as a result, will not renew an agreement (which accounted for approximately 8% of the Company's 1995 net sales from continuing operations) with the Company for such services which expires in September 1996. Although the Company will not provide spare parts under this agreement, after September 1996, the Company believes it will continue to provide services to IBM under other programs. There can be no assurance that major customers of the Company will not terminate any or all of their arrangements with the Company; significantly change, reduce or delay the amount of services ordered from the Company; or significantly change the terms upon which the Company and these customers do business. Any such termination, change, reduction or delay could have a material adverse effect on the Company's business.

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

         Competition. The Company competes with the in-house repair centers of OEMs and TPMs for repair services. There is no assurance that these entities will choose to outsource their repair needs. In certain instances, these entities compete directly with the Company for the services of unrelated OEMs and TPMs. In addition to competing with OEMs and TPMs, the Company also competes for depot repair business with a small number of independent organizations similar in size to the Company and a large number of smaller companies. Many of the companies with which the Company competes have significantly greater financial resources than the Company. There can be no assurance that the Company will be able to compete effectively in its target markets.

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

                            THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES


management skills of its managers and supervisors; and to train, motivate and effectively manage its employees. The Company's failure to effectively manage growth, including acquired operations, could have a material adverse effect on the Company's business.

         Expansion of International Sales. During the six month period ended June 30, 1996, approximately 21% of the Company's business was in Europe and the Company intends to continue to expand its European operations. There can be no assurance that the Company will be able to successfully market, sell and deliver its products and services in these markets. In addition to the uncertainty as to the Company's ability to expand its international presence, there are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates and potentially adverse tax consequences, which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's international operations and, consequently, on the Company's business, operating results and financial condition.

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

         Risk Associated with the Ability of Existing Stockholders to Control the Company. As of June 30, 1996, the officers, directors, principal stockholders and their affiliates owned approximately 52% of the outstanding Common Stock. Although there are currently no voting agreements or similar arrangements among such stockholders, if they were to act in concert, they would be able to elect a majority of the Company's directors, to determine the outcome of most corporate actions requiring stockholder approval and otherwise to control the business affairs of the Company. The Board of Directors of the Company has the authority under the Company's Restated Certificate of Incorporation to issue shares of the

                            THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES


Company's authorized Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon any unissued shares of Preferred Stock. The issuance of Preferred Stock may adversely affect the voting and dividend rights, rights upon liquidation and other rights of the holders of Common Stock. The issuance of Preferred Stock and the control by existing stockholders, if they were to act in concert, may have the effect of delaying, deferring or preventing a change in control of the Company.

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

                            THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES


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
           BT.

                            THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES



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

2.11       Stock Purchase Agreement dated as of June 29, 1995 by       Incorporated herein by reference to
           and among The Cerplex Group, Inc., Tu Nguyen and            Exhibit 2.11 to the Company's Quarterly
           Phuc Le.                                                    Report on Form 10-Q for the quarter
                                                                       ended October 1, 1995.

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

                            THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES


3.3        Certificate of Designation of Preferences of Series B       Filed herein.
           Preferred Stock of The Cerplex Group, Inc.

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

4.5        Placement Agent Warrant Purchase Agreement dated            Incorporated herein by reference to
           as of November 19, 1993, between the Registration and       Exhibit 4.5 to the Company's Registration
           certain stock purchasers.                                   Statement on Form S-1 (File No. 33-75004)
                                                                       which was declared effective by the
                                                                       Commission on April 8, 1994.

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

                            THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES


4.7        Observation Rights Agreement dated as of November 19,       Incorporated herein by reference to
           1993, between the Registrant and certain note purchasers.   Exhibit 4.7 to the Company's Registration
                                                                       Statement on Form S-1 (File No. 33-75004)
                                                                       which was declared effective by the
                                                                       Commission on April 8, 1994.

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

4.11       Waiver and Amendment Agreement dated April 15, 1996 by      Incorporated herein by reference to
           and among Company, The Northwestern Mutual Life             Exhibit 4.11 to the Company's Annual
           Insurance Company, John Hancock Mutual Life Insurance       Report on Form 10-K for the fiscal
           Company and North Atlantic  Smaller Companies               year ended December 31, 1995.
           Investment Trust PLC.

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

4.13       First Amendment to Warrant Agreement dated April 15,        Incorporated herein by reference to
           1996 by and among Company and each of the holders of        Exhibit 4.13 to the Company's Annual
           warrants listed on Schedule A thereto, with respect to      Report on Form 10-K for the fiscal
           that certain Warrant Agreement dated November 19, 1993.     year ended December 31, 1995.
           First Amendment to Observation Rights Agreement dated       Incorporated herein by reference to

                            THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES


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

4.16       Warrant Agreement dated April 15, 1996 by and among         Incorporated herein by reference to
           Company, Wells Fargo Bank, National Association,            Exhibit 4.16 to the Company's Annual
           Sumitomo Bank of California, BHF Bank                       Report on Form 10-K for the fiscal
           Aktiengesellschaft and Comerica Bank-California.            year ended December 31, 1995.

4.17       Stock Purchase Agreement dated June 10, 1996 by and         Filed herein.
           among the Company and the investors listed on Schedule
           A thereto.

4.18       Fourth Amendment to Registration Rights Agreement dated     Filed herein.
           June 10, 1996 by and among the Company, the investors
           listed on Schedule A thereto, the security holders of
           the Company listed on Schedule B thereto, the banks
           listed on Schedule C thereto and each of the parties
           listed on Schedule D thereto.

4.19       Certificate of Designation of Preferences of Series B       Incorporated herein by reference to
           Preferred Stock of The Cerplex Group, Inc.                  Exhibit 3.3 filed herein.

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

                            THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES


10.3       Form of Stock Purchase Agreement pertaining to the          Incorporated herein by reference to
           1990 Plan.                                                  Exhibit 10.3 to the Company's Registration
                                                                       Statement on Form S-1 (File No. 33-75004)
                                                                       which was declared effective by the
                                                                       Commission on April 8, 1994.

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

                            THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES



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

                            THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES


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

                            THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES



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

10.26      The Cerplex Group, Inc. Restated 1993 Stock Option          Incorporated herein by reference to
           Plan (Restated and Amended as of January 13, 1995).         Exhibit 10.26 to the Company's
                                                                       Quarterly Report on Form 10-Q for the
                                                                       quarter ended October 1, 1995.

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

10.29      Promissory Note dated June 21, 1996 payable by the          Filed herein.
           Company to Lucent Technologies.

11.1       Statement Regarding Computation of Net Income (Loss)        Filed herein.
           Per Share.

                            THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES


(B)  REPORTS ON FORM 8-K

     (1) On April 8, 1996, the Company filed a current report on Form 8-K regarding acquisition of the remaining fifty-one percent (51%) of Modcomp/Cerplex L.P., a Delaware limited partnership from AEG
Aktiengesellschaft.

     (2) On May 24, 1995, the Company filed a current report on Form 8-K regarding the acquisition of Cerplex SAS., a French Company ("Cerplex SAS") from Rank Xerox Limited, an English Company. On August 6, 1996, the Company filed a current Form 8-K/A related to the financial statements information required under Item 7 (A) and (B) of Form 8-K regarding this acquisition.

     (3) On June 11, 1996, the Company filed a current report on Form 8-K regarding the completion of an $8 million private placement of Series B Preferred Stock, bringing the Company back into compliance with the NASD's requirements for continued listing on the Nasdaq National Market.

                            THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES


                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     THE CERPLEX GROUP, INC.



Date:  August 13, 1996               /s/ JAMES R. ECKSTAEDT
                                     ------------------------------------
                                     James R. Eckstaedt
                                     Senior Vice President and Chief
                                     Financial Officer
                                     (Principal financial and
                                     chief accounting officer)

                            THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES


                                 EXHIBIT INDEX

                          QUARTER ENDED JUNE 30, 1996



Exhibit                                                                      Sequential
  No.        Description of Exhibits                                          Page No.
- -------      -----------------------                                         ----------
  3.3        Certificate of Designation of Preferences of
             Series B Preferred Stock of The Cerplex Group, Inc.

 4.17 Stock Purchase Agreement dated June 10, 1996 by and among the Company and the investors listed on Schedule
             A thereto.

 4.18 Fourth Amendment to Registration Rights Agreement dated June 10, 1996 by and among the Company, the investors listed on Schedule A thereto, the security holders of the Company listed on Schedule B thereto, the banks listed on Schedule C thereto and each of the parties listed on Schedule D thereto.

 10.29       Promissory Note dated June 21, 1996 payable by the
             Company to Lucent Technologies.

 11.1        Computation of Net Income (Loss) Per Share.

 27.1        Financial Data Schedule.