Form 10-Q
period 1996-09-30
CERPLEX GROUP INC
filed 1996-11-13
CIK 915870

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 1996

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission file number           0-23602

                             THE CERPLEX GROUP, INC.
             (Exact name of registrant as specified in its charter)


          Delaware                                                33-0411354

(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                       1382 Bell Avenue, Tustin, CA 92680
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (714) 258-5600
              (Registrant's telephone number, including area code)


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

The number of shares outstanding of the Registrant's Common Stock on November 8, 1996 was 13,451,944.

                             THE CERPLEX GROUP, INC.

                                TABLE OF CONTENTS


                                                                          Page
                                                                          ----

PART 1 - FINANCIAL INFORMATION

        Consolidated Balance Sheets.......................................  4
        Consolidated Statements of Operations.............................  5
        Consolidated Statement of Stockholders' Equity (Deficiency).......  6
        Consolidated Statements of Cash Flows.............................  7
        Notes to Consolidated Financial Statements........................  8
        Management's Discussion and Analysis.............................. 11

PART II - OTHER INFORMATION

        Legal Proceedings................................................. 18
        Changes in Securities............................................. 18
        Defaults Upon Senior Securities................................... 18
        Submission of Matters to a Vote of Security Holders............... 18
        Other Information................................................. 19
        Exhibits and Reports on Form 8-K.................................. 24

SIGNATURE................................................................. 36

EXHIBIT INDEX............................................................. 37

                                     PART I


                              FINANCIAL INFORMATION

                             THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                       September 29,    December 31,
                                                                            1996            1995
                                                                            ----            ----

                                     ASSETS
Current assets:
     Cash and cash equivalents                                          $  26,521        $   3,807
     Accounts receivable, net                                              23,301           30,102
     Inventories                                                           22,674           27,789
     Net assets of discontinued operations                                    412            2,597
     Prepaid expenses and other                                             7,116            2,267
                                                                        ---------        ---------
          Total current assets                                             80,024           66,562

Property, plant and equipment, net                                         28,390           17,988
Investment in joint venture                                                                  7,723
Goodwill                                                                    5,682            6,647
Other long-term assets                                                      3,804            2,973
                                                                        ---------        ---------
          Total assets                                                  $ 117,900        $ 101,893
                                                                        =========        =========

                 LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
     Accounts payable                                                   $  24,410        $  17,024
     Accrued liabilities                                                   24,990           13,622
     Short-term borrowings                                                 45,188
     Current portion of long-term debt                                        241              536
     Income taxes payable                                                   1,296            2,161
                                                                        ---------        ---------
          Total current liabilities                                        96,125           33,343
                                                                        ---------        ---------

Long-term debt, less current portion                                       18,033           68,382
Other long-term liabilities                                                 6,214

Stockholders' Equity:
        Preferred Stock, par value $.001; 3,066,340 shares
        authorized; 8,000 shares designated Series B Preferred
        Stock, all of which are issued and outstanding,
        aggregate liquidation preference of $16,000                         7,859
     Common Stock, par value $.001;
        30,000,000 shares authorized; 13,440,011
        and 13,127,680 issued and outstanding in
        1996 and 1995, respectively                                            13               13
     Additional paid-in capital                                            50,645           47,528
     Notes receivable from stockholders                                      (139)            (226)
     Unearned compensation                                                    (90)            (143)
     Accumulated deficit                                                  (60,837)         (47,026)
     Cumulative translation adjustment                                         77               22
                                                                        ---------        ---------
          Total stockholders' equity (deficiency)                          (2,472)             168
                                                                        ---------        ---------
          Total liabilities and stockholders' equity (deficiency)       $ 117,900        $ 101,893
                                                                        =========        =========


           See accompanying notes to consolidated financial statements

                             THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                              Three months ended                      Nine months ended
                                                         ----------------------------      --------------------------
                                                         September 29,     October 1,      September 29,   October 1,
                                                         -------------     ----------      -------------   ----------
                                                             1996             1995            1996            1995
                                                             ----             ----            ----            ----
Net sales                                                  $ 50,636        $ 35,381        $ 142,821        $ 101,870

Cost of sales                                                46,885          32,450          121,170           86,888
                                                           --------        --------        ---------        ---------

     Gross profit                                             3,751           2,931           21,651           14,982

Selling, general & administrative expenses                   12,233          13,191           27,872           22,502

Restructuring charges                                         2,084                            2,084
                                                           --------        --------        ---------        ---------

     Operating income (loss)                                (10,566)        (10,260)          (8,305)          (7,520)

Equity in earnings from joint venture                                           347              357            1,506

Gain on sale of InCirT Division                                                                  450

Interest expense, net                                         1,811           1,295            4,980            3,740
                                                           --------        --------        ---------        ---------

Income (loss) from continuing operations before
  taxes                                                     (12,377)        (11,208)         (12,478)          (9,754)

Income taxes (benefit)                                          563          (1,775)           1,333           (1,281)
                                                           --------        --------        ---------        ---------

Income (loss) from continuing operations                    (12,940)         (9,433)         (13,811)          (8,473)
                                                           --------        --------        ---------        ---------

Discontinued operations, net of income taxes:

     Income (loss) from operations                                           (2,118)                           (1,966)
     Estimated loss from liquidation of discontinued
       operations                                                           (13,446)                          (13,446)
                                                           --------        --------        ---------        ---------

     Income (loss) from discontinued operations                             (15,564)                          (15,412)
                                                           --------        --------        ---------        ---------

Net income (loss)                                          $(12,940)       $(24,997)       $ (13,811)       $ (23,885)
                                                           ========        ========        =========        =========

Income (loss) per share:

     Continuing operations                                 $  (0.96)       $  (0.72)       $   (1.04)       $   (0.65)
     Discontinued operations                                                  (1.19)                            (1.18)
                                                           --------        --------        ---------        ---------

Net income (loss) per share                                $  (0.96)       $  (1.91)       $   (1.04)       $   (1.83)
                                                           ========        ========        =========        =========

Weighted average common and common equivalent
  shares outstanding                                         13,422          13,108           13,332           13,081
                                                           ========        ========        =========        =========


           See accompanying notes to consolidated financial statements

                             THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                        (in thousands, except share data)
                                   (Unaudited)




                                                                                                                       Total
                                  Preferred Stock        Common Stock      Additional                               Stockholders'
                                  ---------------        ------------       Paid-In                   Accumulated      Equity
                                  Shares   Amount     Shares     Amount     Capital         Other       Deficit     (deficiency)
                                  ------   ------     ------     ------     -------         -----       -------     ------------

Balance at December 31, 1995                        13,127,680    $13       $47,528        $ (347)     $(47,026)      $  168

Stock options and warrants
  exercised                                            151,930                   18                                       18

Notes receivable from
  stockholders                                                                                 (3)                        (3)

Net loss                                                                                                 (1,573)      (1,573)

Amortization of unearned
  compensation                                                                                 18                         18

Translation adjustment                                                                       (129)                      (129)
                                  -----    ------   ----------    ---       -------        ------      --------      -------

Balance at March 31, 1996                           13,279,610     13        47,546          (461)      (48,599)      (1,501)

Issuance of Series B Convertible
  Preferred Stock                 8,000    $7,911                                                                      7,911

Issuance of warrants                                                          3,037                                    3,037

Stock options and warrants
  exercised                                            122,857                   28                                       28

Net income                                                                                                  702          702

Amortization of unearned
  compensation                                                                                 17                         17

Translation adjustment                                                                        128                        128
                                  -----    ------   ----------   ---        -------        ------      --------      -------

Balance at June 30, 1996          8,000     7,911   13,402,467    13         50,611          (316)      (47,897)      10,322

S-3 Registration Costs of Series
  B Convertible Preferred Stock               (52)                                                                       (52)

Stock options and warrants
  exercised                                             37,544                   34                                       34

Net loss                                                                                                (12,940)     (12,940)

Notes receivable from
  stockholders                                                                                 90                         90

Amortization of unearned
  compensation                                                                                 18                         18

Translation adjustment                                                                         56                         56
                                  -----     ------  ----------   ---       --------        ------      --------      -------

Balance at September 29, 1996     8,000     $7,859  13,440,011   $13       $ 50,645        $ (152)     $(60,837)     $(2,472)
                                  =====     ======  ==========   ===       ========        ======      ========      =======


           See accompanying notes to consolidated financial statements

                             THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (Unaudited)

                                                                           Nine Months Ended
                                                                           -----------------
                                                                September 29, 1996   October 1, 1995
                                                                ------------------   ---------------
Cash flows from operating activities:
     Net income (loss)                                                $(13,811)          $(23,885)
     Adjustments to reconcile net income to net cash provided
        by (used in) operating activities:
           Depreciation and amortization                                 6,319              6,861
           Amortization of unearned compensation                            53                 53
           Foreign currency transaction (gain) loss                         35               (100)
           Non-cash charges related to End-of-Life Programs                                14,639
           Equity in earnings of joint venture                            (356)            (1,506)
           Distribution of earnings of joint venture                     3,090
           Gain on sale of InCirT Division                                (450)
           Decrease (increase) in:
              Accounts receivable                                        9,142                 30
              Inventories                                                5,108             (7,558)
              Prepaid expenses and other                                 4,166             (1,703)

              Investment in other long-term assets                      (1,391)             1,905
              Net assets of discontinued operations                      2,185              1,317
           (Decrease) increase in:
              Accounts and notes payable                                 3,639              3,910
              Accrued liabilities                                       (8,611)               614
              Income taxes payable                                        (885)              (449)
                                                                      --------           --------
           Net cash provided by (used in) operating activities           8,233             (5,872)
                                                                      --------           --------
Cash flows from investing activities:
     Purchase of plant and equipment                                    (1,181)            (4,036)
     Acquisition of businesses, net of cash acquired*                    5,147             (4,500)
     Proceeds from sale of InCirT Division                               5,500
                                                                      --------           --------
        Net cash used in investing activities                            9,466             (8,536)
                                                                      --------           --------
Cash flows from financing activities:
     Proceeds from long-term debt, net                                                      8,014
     Proceeds from issuance of preferred stock                           7,859
     Proceeds from issuance of stock, net                                   80                 25
     Decrease in notes receivable from stockholders                         87                 76
     Principal payments of long-term debt                                 (410)            (1,687)
     Principal payments of short term borrowings                        (2,343)
                                                                      --------           --------
        Net cash provided by (used in) financing activities              5,273              6,428
                                                                      --------           --------
Effect of exchange rate changes on cash                                   (258)                17
                                                                      --------           --------
     Net increase (decrease) in cash and cash equivalents               22,714             (7,963)
Cash and cash equivalents at beginning of period                         3,807              9,442
                                                                      --------           --------
Cash and cash equivalents at end of period                            $ 26,521           $  1,479
                                                                      ========           ========
Supplemental disclosure of cash flow information:
     Cash paid during the year for:
        Interest                                                      $  5,266           $  3,646
                                                                      ========           ========
        Income taxes                                                  $  1,753           $  1,122
                                                                      ========           ========
     *Acquisition of Businesses
        Amount paid                                                   $ (8,977)          $ (4,500)



           See accompanying notes to consolidated financial statements

                             THE CERPLEX GROUP, INC.
                                and subsidiaries


        Cash Acquired                                                 $ 14,124
                                                                      --------           --------
                                                                      $  5,147           $ (4,500)
                                                                      ========           ========


           See accompanying notes to consolidated financial statements

                             THE CERPLEX GROUP, INC.
                                and subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The accompanying financial information has been prepared in accordance with the instructions to Form 10-Q and therefore does not necessarily include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The Company's fiscal year is the 52 or 53-week period ending on the Sunday closest to December 31.

     In the opinion of management, the financial information for the three and nine-month periods ended September 29, 1996 and October 1, 1995, and at September 29, 1996 reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof.

     During 1995, the Company discontinued its end-of-life programs, a segment of the business, through a liquidation of remaining operations. Prior period financial results have been restated to reflect the discontinuance of this segment of the Company.

NOTE 2 - INCOME PER SHARE

     Net income (loss) per share has been computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during each period presented. Common equivalent shares consist of convertible preferred stock, stock options and warrants, which were computed using the treasury stock method. Common stock equivalent shares are not included in the computation of net income (loss) per share for the three and nine-month periods ended September 29, 1996 and October 1, 1995, respectively, because their effect would be anti-dilutive.

NOTE 3 - INVENTORIES

     Inventories consist of the following:

                              September 29,    December 31,
                                  1996             1995
                              -------------    ------------
                                     (in thousands)
Spare and repair parts          $15,812           $18,001
Work-in-process                   3,233             6,402
Finished goods                    3,629             3,386
                                -------        ----------
                                $22,674           $27,789
                                =======        ==========

                             THE CERPLEX GROUP, INC.
                                and subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - ISSUANCE OF CONVERTIBLE PREFERRED STOCK AND WARRANTS

     In June 1996, the Company issued 8,000 shares of Series B Preferred Stock ("Series B Stock") at $1,000 per share in a private placement. The Series B Stock is convertible into Common Stock at the option of each holder at the lower of $5.07 per share or 80% of the average closing bid price over a ten-day period ending three days prior to the date of conversion. The Series B Stock will automatically convert into Common Stock on the earlier of five-years from the date of issuance or such date as the Company's Common Stock has traded above $19.13 per share for a specified period of time. The Series B Stock has certain rights, privileges and preferences, including a $2,000 per share preference in the event of a sale of the Company. The Board of Directors may not pay dividends to the holders of the Company's Common Stock unless and until the Board has paid an equivalent dividend to the holders of Series B Stock based upon the number of shares of Common Stock into which each share of Series B Stock is convertible.

     In April 1996, the Company issued 1,000,000 detachable warrants in connection with amendments to the Note Purchase Agreements related to its Senior Subordinated Notes and issued 125,000 detachable warrants in connection with an amendment to the Credit Agreement. The warrants provide the holders the right to purchase 1,125,000 shares of Common Stock at $6 per share. As a result of the issuance of the warrants, the Company discounted the book value of the debt outstanding and increased paid-in capital by the fair market value of the warrants ($3.0 million). The discount is being amortized as additional interest expense over the period of the related debt on the interest method. In October 1996, the Company, in connection with the receipt of waivers of certain breaches of the Note Purchase Agreements and Credit Agreement, decreased the exercise price of the warrants from $6.00 to $2.50 per share.

NOTE 5 - ACQUISITIONS

     In May 1996, the Company acquired Rank Xerox Limited's subsidiary, Cerplex SAS, for $6.1 million, including estimated taxes, registration fees, legal, accounting and other out-of-pocket expenses of $1.2 million. Cerplex SAS is the legal successor to Rank Xerox et Compagnie ("Rank Xerox SNC"), which was transformed immediately prior to the acquisition from societe en nom collectif (a type of partnership) into a societe par actions simplifee (a form of limited liability company), at which time its name was changed to Cerplex SAS. Cerplex SAS performs repair and refurbishment services primarily for large copiers in the northern region of France, near Lille. Based on the allocation of the purchase price to the fair value of the assets and liabilities (including long term liabilities for taxes and employment related matters) related to the acquisition, the Company reduced other long-term assets by the amount of negative goodwill ($1.5 million) in accordance with APB #16, Business Combinations. As part of the acquisition, RXL provided sufficient cash to fund certain liabilities of Cerplex SAS. Under the terms of the Stock Purchase Agreement, the Company has agreed to certain financial covenants over a four-year period that limit the amount of dividends and payments in the nature of corporate charges paid by Cerplex SAS; the maintenance of Cerplex SAS' current ratio greater than one; and restrictions on guarantees with respect to Cerplex and its subsidiaries (excluding Cerplex SAS). Accordingly, the cash of Cerplex SAS ($19.9 million at September 29, 1996) is generally not available to Cerplex for financing operations outside of Cerplex SAS. In addition, Cerplex SAS entered into a four-year Supply and Services Agreement with RXL to provide repair and refurbishment services with guaranteed levels of production hours (at standard rates) that decline over the period of the contract. Revenues and income before taxes of Cerplex SAS since the date of the acquisition were $18.3 million and $2.7 million, respectively.

                             THE CERPLEX GROUP, INC.
                                and subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In April 1996, the Company acquired the remaining 51% interest in Modcomp/Cerplex L.P. ("Modcomp/Cerplex") for $2.8 million. Modcomp/Cerplex is a supplier of real-time computer systems, products and services for the process control industry. As a result of the acquisition of the remaining interest in Modcomp/Cerplex, the Company consolidated the results of operations and financial position of this entity effective April 1, 1996. Prior to April 1, 1996, the Company recorded its 49% interest in Modcomp/Cerplex on the equity method of accounting. The fair value of the assets and liabilities acquired exceeded the purchase price by approximately $2.0 million, resulting in negative goodwill. In accordance with APB #16, Business Combinations, the Company reduced other long-term assets to zero and recorded the remaining amount as negative goodwill ($500,000) which is being amortized into income over a five year period. Revenues and income before taxes of Modcomp/Cerplex since the date of the acquisition were $19.1 million and $1.9 million, respectively.

     Assuming the above acquisitions occurred at the beginning of 1996, the pro forma results of operations of the Company for the nine months ended September 29, 1996 would have been as follows:

                                                              Pro Forma
                                                              ---------
                                                            (in thousands)
         Net Sales                                             $177,289
         Income from continuing operations                      (12,617)
         Net income per share from continuing operations          (0.95)

NOTE 6 - SALE OF INCIRT DIVISION

         Effective April 1, 1996, the Company sold its contract manufacturing division in Tustin, California ("InCirT Division") to Pen Interconnect for $3.5 million in cash and approximately $2.0 million in restricted common stock. The gain on the sale of the InCirT Division was $450,000.

NOTE 7 - RESTRUCTURING CHARGES

         During the three-month period ended September 29, 1996, the Company closed its contract manufacturing operations in Texas and its computer training operations in Redmond, Washington. In connection with the closure of these operations, the Company recorded restructuring charges of $2.1 million. The restructuring charges related to write-downs of inventories, property and equipment and other assets to net realizable value, provision for losses on collection of accounts receivable, accruals for lease commitments and severance pay, and costs to complete closure of the facilities.

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

OVERVIEW

         The Company is an independent provider of electronic parts repair and logistics services worldwide. During the third quarter of 1995, the Board of Directors approved a Liquidation Plan to discontinue its end-of-life programs, a segment of the Company, through liquidation of these operations. Net sales of end-of life programs contributed 26% and 71% of consolidated net sales during 1994 and 1993, respectively. In its end-of-life programs, the Company assumed all responsibilities for the support and repair of products which are no longer manufactured or are being phased out of manufacturing. Generally, when the Company undertook an end-of-life program, it acquired substantially all of the unique test equipment, repair equipment and inventories needed to support the program. Services provided by the Company under end-of-life programs include repair, provision of spare parts for a defined period of time, plant return and parts reclamation, engineering and document control, warehousing, and vendor certification and management. The Company no longer undertakes these programs. The Company's continuing operations are focused on depot repair, logistics services, technical help desk, remanufacturing and remarketing, and spare parts services.

    The liquidation of end-of-life programs has been accounted for as discontinued operations and prior period financial statements have been restated to reflect the discontinuance of this segment of the business.

RESULTS OF OPERATIONS

Results of Continuing Operations

     The following table sets forth items from the Company's Consolidated Statement of Operations as a percentage of net sales.

                                             Three Months Ended               Nine Months Ended
                                       September 29,      October 1,    September 29,      October 1,
                                           1996             1995            1996             1995
                                           ----             ----            ----             ----
Net sales                                  100.0%          100.0%           100.0%         100.0%
Costs of sales                              92.6            91.7             84.8           85.3
Gross margin                                 7.4             8.3             15.2           14.7
Selling, general and administrative         24.2            37.3             19.5           22.1
Restructuring charges                        4.1                              1.5
Operating income (loss)                    (20.9)          (29.0)            (5.8)          (7.4)

                             THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES

     Net sales for the three and nine-month periods ended September 29, 1996 increased $15.3 million and $40.9 million, respectively, to $50.6 million and $142.8 million, respectively, over the net sales for the corresponding periods of 1995. The increase in net sales of 43.1% and 40.2% in the three and nine-month periods of 1996 compared to the corresponding periods of the prior year is primarily attributable to the acquisition of the remaining 51% interest in Modcomp/Cerplex in April 1996, the acquisition of Cerplex SAS in May 1996, and the acquisition of Peripheral Computer Support, Inc. ("PCS") in May 1995. The increase in sales from such acquisitions was partially offset by the sale of the InCirT Division, effective April 1, 1996, decreased sales of repair services to British Telecommunications plc ("BT") and decreased sales in the Company's North American operations.

     Gross profit as a percentage of net sales for the three and nine-month periods ended September 29, 1996 was 7.4% and 15.2%, respectively, compared to 8.3% and 14.7% during the corresponding periods of the prior year. The gross profit ratios during the three and nine-month periods ended September 29, 1996 were adversely affected by a variety of factors primarily relating to the Company's North American operations including, without limitation, changes in the Company's business and the business of third parties, and the impact of unprofitable contracts and operations such as the Company's Texas operations and Redmond, Washington computer training operations which were closed during the third quarter. The effect of these factors included, without limitation, approximately $2.5 million in inventory writedowns, $.8 million in operating losses related to the Texas operations, $.7 million in operating losses related to sales of telephones purchased from Lucent and $.4 in operating losses from the Company's computer training operations. The Company's gross profit ratios during the three and nine month periods ended October 1, 1995 were also adversely impacted by inventory writedowns and the impact of unprofitable operations. See further discussion below regarding North American operations.

     Selling, general and administrative expenses as a percentage of net sales for the three and nine-month periods ended September 29, 1996 were 24.2% and 19.5%, respectively, compared to 37.3% and 22.1% during the corresponding periods of the prior year. Selling, general and administrative expenses during the three-month periods ended September 29, 1996 and October 1, 1995, respectively, included provisions for estimated losses on collection of accounts receivable and other assets of $2.0 million and $3.2 million, respectively, and, during the three-month period ended October 1, 1995, a $3.0 million provision for loss on an investment in a stock purchase warrant of Novadyne Computer Systems, Inc. Excluding these items, selling, general and administrative expenses as a percentage of net sales for the three and nine-month periods ended September 29, 1996 were 20.2% and 18.1%, respectively, compared to 19.8% and 16.0% during the corresponding periods of the prior year. The increase in selling, general and administrative expenses as a percentage of net sales is primarily due to increased corporate overhead related to the Company's expanded corporate staff and increased selling, general and administrative expenses related to PCS and Modcomp/Cerplex.

     During the three-month period ended September 29, 1996, the Company closed its contract manufacturing operations in Texas and its computer training operations in Redmond, Washington. In connection with the closure of these operations, the Company recorded restructuring charges of $2.1 million. The restructuring charges related to write-downs of inventories, property and equipment and other assets to net realizable value, provision for losses on collection of accounts receivable, accruals for lease commitments and severance pay, and costs to complete closure of the facilities.

                             THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES


Income (Loss) from Continuing Operations

                                             Three Months Ended                Nine Months Ended
                                         September 29,    October 1,    September 29,     October 1,
                                            1996             1995           1996            1995
                                            ----             ----           ----            ----
                           (in thousands)
Operating income (loss)                   $(10,566)       $(10,260)       $ (8,305)       $(7,520)
Equity in earnings of joint venture                            347             357          1,506
Gain on sale of InCirT Division                                                450
Interest expense, net                       (1,811)         (1,295)         (4,980)        (3,740)
                                          --------        --------        --------        -------
Income (loss) from continuing             $(12,377)       $(11,208)       $(12,478)       $(9,754)
      operations                          ========        ========        ========        =======



     The operating losses during the three and nine month periods ending September 29, 1996 resulted primarily from a variety of factors affecting North American operations including, without limitation, declining sales and unprofitable contracts, changes in the Company's business and the business of the Company's customers, and the closure of unprofitable operations. To a lesser extent, the operating losses for the three-month period ending September 29, 1996 resulted from the effect declining sales to BT had on the Company's operations in the United Kingdom. Commencing during the third quarter of 1995, the Company discontinued its end-of-life programs and commenced a process to consolidate its North American depot operations into fewer, strategically located facilities. These actions have included closing the Company's Anaheim repair depot, consolidation of certain of the Company's Northern, CA repair depots into Livermore, CA, disposition of the Company's contract manufacturing operations in Tustin, CA (see Note 6), closing the Company's contract and repair operations in Texas, and closing the Company's computer training operations in Redmond, CA. As a result of the foregoing, the Company has substantially reduced the North American operations fixed costs of operations. The Company has recently reorganized its North American operations into two business lines; repair depots and spare parts sales. In addition, the Company has opened two new repair depots in Ontario, CA and Louisville, Kentucky, to improve its strategic location to major transportation centers. Although these repair depots are still in the start-up phase, the Company expects these locations will focus on high volume throughput for designated OEMs in line with its service outsourcing strategy.

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

     Effective April 1, 1996, the Company sold its contract manufacturing division in Tustin, CA to Pen Interconnect for $3.5 million in cash and restricted common stock valued at approximately $2 million at the time of the acquisition. The gain on the sale of the InCirT Division was $450,000.

     Interest expense for the three and nine-month periods ended September 29, 1996 increased $516,000 and $1,240,000 as a result of increased average borrowings under the Company's credit facilities and a higher weighted average interest rate. Average borrowings outstanding were $64.9 million during the nine-month period ended September 29, 1996 compared to $58.9 million during the nine-month period

                             THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES


ended October 1, 1995. The effective interest rate on credit facilities increased to 10.24% during the nine-month period ended September 29, 1996 from 8.47% during the nine-month period ended October 1, 1995.

Income Taxes

     Income tax expense for the nine months ended September 29, 1996 is primarily related to income taxes on earnings of the Company's operations in Europe at an effective tax rate of 32%. The Company has not recorded an income tax benefit related to operating losses in the United States, and, accordingly, a full valuation allowance for deferred tax assets has continued to be maintained due to uncertainties surrounding their realization. The Company recorded an income tax benefit during the nine-month period ended October 1, 1995, of $1.3 million related to projected losses from continuing operations for 1996. No income tax benefit was recorded for the estimated loss from liquidation of discontinued operations.

Discontinued Operations

     During 1995, the Company discontinued its end-of-life programs, a segment of the business, through a liquidation of remaining operations. During the nine-month period ended September 29, 1996, net sales of discontinued operations were $8.4 million. No gain or loss on discontinued operations was recorded during the nine-month period ended September 29, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     On October 12, 1994, the Company obtained a $60 million revolving line of credit ("Credit Facility") from a group of banks led by Wells Fargo Bank (the "Lenders"). The Credit Facility replaced the Company's $10 million credit line with CoastFed Business Credit Corp. ("CoastFed"). The Company used $6.1 million to retire the CoastFed line and $11.0 million to retire an outstanding note payable to IBM. The Credit Facility originally matured in October 1997 and provided for borrowings based on the Company continuing to meet certain financial covenants for leverage, cash flow, tangible net worth and liquidity ratio as defined in the Credit Agreement dated October 12, 1994, by and among the Company and the Lenders (the "Credit Agreement"). The interest rate on the Credit Facility as of December 31, 1995 was 8.81% based upon a blend of LIBOR and prime lending rates. Borrowings under the Credit Facility are secured by all of the Company's assets, including the assets and stock of the Company's subsidiaries. At December 31, 1995, the Company was not in compliance with the contractual obligations and financial covenants of the Credit Agreement. The financial covenants which the Company was not in compliance were liquidity ratio, minimum cash flow coverage, maximum leverage ratio, minimum net worth, and minimum past due accounts receivable.

     In April 1996, the Company entered into an amended Credit Agreement (the "Amended Credit Agreement") that reduced the maximum amount available under the line of credit from $60 million to $48 million and requires reductions in commitments to $47 million at September 29, 1996, $45 million at December 31, 1996, and $43 million at March 15, 1997. The interest rate on the Credit Facility has been increased to prime plus 2.25% and maturity date has been accelerated from October 1997 to March 31, 1997. The interest rate on the Credit Facility as of September 29, 1996 was 10.5% based upon prime lending rates. In consideration for the amendment to the Credit Agreement, the Company was required to provide the Lenders warrants to purchase 125,000 shares of common stock at $6 per share and pay certain commitment fees and out-of-pocket expenses. The Amended Credit Agreement includes revised covenants for liquidity, leverage, net worth, profitability and collateral, and requires additional reductions in outstanding borrowings (generally determined on the basis of percentage of proceeds) in the event of

                             THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES

the sale of assets and issuance of additional equity or certain excess cash flow as such terms are defined in the Amended Credit Agreement.

     The Company was in violation of certain financial covenants under the Amended Credit Agreement during the three-month period ended September 29, 1996. In consideration of decreasing the exercise price of the above warrants from $6 per share to $2.50, the Lenders have waived these covenant violations through November 30, 1996. The Company intends to negotiate an amendment to the Credit Facility, although there is no assurance that the Company will be successful in this regard.

     In November 1993, the Company sold $17.3 million in principal amount of its Series A 9.0% (changed to 9.5% in October 1994) Senior Subordinated Notes and $5.7 million in principal amount of its Series B 9.0% Senior Subordinated Notes with 920,000 detachable warrants to purchase Common Stock. The detachable warrants were issued at the option price of $.01 per share resulting in an original issue discount of $3.6 million on the Series B 9.0% Senior Subordinated Notes. The Series A Senior Subordinated Notes accrued interest at the rate of 9.5% per annum, payable quarterly, with principal amount thereof payable in three equal installments on November 9, in the years 1999, 2000 and 2001. The Company is subject to certain financial and other covenants which include restrictions on the incurrence of additional debt, payment of any dividends and certain other cash disbursements as well as the maintenance of certain financial ratios as defined in the Note Purchase Agreements pursuant to which the Senior Subordinated Notes were sold to the Company. At December 31, 1995, the Company was not in compliance with the contractual obligations and financial covenants of the Note Purchase Agreements. The financial covenants with which the Company was not in compliance were maximum leverage ratio, minimum net worth and minimum fixed charge ratio.

     In April 1996, the Company entered into an amendment to the Note Purchase Agreements that revised the covenants for maximum leverage, net worth and fixed charges. In consideration for the amendment to the Note Purchase Agreements, the Company was required to provide the Senior Note Holders warrants to purchase 1,000,000 shares of Common Stock at $6 per share. As a result of the issuance of the warrants, the Company discounted the book value of the debt outstanding and increased paid-in capital by the fair market value of the warrants ($3.0 million). The discount is being amortized as additional interest expense over the period of the related debt on the interest method. The Company was in violation of certain financial covenants under the Note Purchase Agreements during the three-month period ended September 29, 1996. In consideration of decreasing the exercise price of the above warrants from $6 per share to $2.50, the Senior Note Holders have waived these covenant violations through November 30, 1996. The Company intends to negotiate an amendment to the Note Purchase Agreements, although there is no assurance that the Company will be successful in this regard.

     The Company's primary sources for liquidity are cash flow from operations and its ability to reduce working capital requirements. The Company does not have available capacity under its Credit Agreement and is required to reduce borrowings during 1996 and repay the remaining borrowings at March 1997. Accordingly, additional funds will be needed to finance the Company's operations from the sale of assets, reduction in working capital, and/or obtaining additional equity or long-term debt. There can be no assurance that additional funds will be available when needed or, if available, that the terms of such transactions will be favorable to the Company and its stockholders.

     Effective April 1, 1996, the Company sold its contract manufacturing operations in Tustin, California for $3.5 million cash and restricted Common Stock valued at approximately $2.0 million at the time of the acquisition. The Company was required to use $2.0 million of the proceeds from the sale of the

                             THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES

InCirT Division to repay a portion of the borrowings under the Credit Agreement. In April 1996, the Company received a distribution from its earnings of Modcomp/Cerplex of $3.0 million which was used to acquire the remaining 51% interest of this partnership.

     In May 1996, the Company acquired Rank Xerox Limited's subsidiary, Cerplex SAS, for $6.1 million, including estimated taxes, registration fees, legal, accounting and other out-of-pocket expenses of $1.2 million. Cerplex SAS is the legal successor to Rank Xerox et Compagnie ("Rank Xerox SNC"), which was transformed immediately prior to the acquisition from a societe en nom collectif ( a type of partnership) into a societe par actions simplifee (a form of limited liability company), at which time its name was changed to Cerplex SAS. Under the terms of the Stock Purchase Agreement, the Company has agreed to certain financial covenants over a four-year period that limit the amount of dividends and payments in the nature of corporate charges paid by Cerplex SAS; the maintenance of Cerplex SAS' current ratio greater than one; and restrictions on guarantees with respect to Cerplex and its subsidiaries (excluding Cerplex SAS). Accordingly, the cash of Cerplex SAS ($19.9 million at September 29, 1996) is generally not available to Cerplex for financing operations outside of Cerplex SAS. In addition, Cerplex SAS entered into a four-year Supply and Services Agreement with RXL to provide repair and refurbishment services with guaranteed levels of production hours (at standard rates) that decline over the period of the contract. The Company financed the acquisition of Cerplex SAS through a portion of the proceeds from the sale of InCirT and issuance of convertible Series B Stock.

     In June 1996, the Company issued 8,000 shares of Series B Stock at $1,000 per share in a private placement. The Series B Stock is convertible into Common Stock of the Company at the option of each holder at the lower of $5.07 per share or 80% of the average closing bid price over a ten-day period ending three days prior to the date of conversion. The Series B Stock will automatically convert into Common Stock on the earlier of five years from the date of issuance or such date as the Company's Common Stock has traded above $19.13 per share for a specified period of time. The Series B Stock has certain rights, privileges and preferences, including a $2,000 per share preference in the event of a sale of the Company. The Board of Directors may not pay dividends to the holders of the Company's Common Stock unless and until the Board has paid an equivalent dividend to the holders of Series B Stock based upon the number of shares of Common Stock into which each share of Series B Stock is convertible.

     The Company acquired inventory consisting of used telephones from Lucent Technologies, Inc. ("Lucent"). At September 29, 1996, the Company had $7.0 million of inventory, production cost commitments and assets related to the telephones acquired from Lucent. In June 1996, the Company executed a promissory note bearing interest at 9.75% in the amount of $4.6 million payable on September 15, 1996 in favor of Lucent, reflecting a portion of the amount invoiced to the Company by Lucent (the "Lucent Note"). Lucent has invoiced the Company for an additional $.6 million. Due to the quality of the inventory and the lack of availability of spare parts to effect repairs, the Company believes it has claims against Lucent. The Company currently does not intend to pay the Lucent Note or other Lucent invoices. The failure to pay the Lucent Note on September 15, 1996 constitutes an event of default under the Company's senior Credit Facility and may result in an event of default under the Company's Note Purchase Agreements. If the Company is required to pay the Lucent Note and other Lucent invoices in full, it would have a material adverse effect on the Company's financial resources. On October 7, 1996, the Company filed a lawsuit against Lucent in the Orange County Superior Court seeking to have the Lucent Note declared invalid. On November 6, 1996, Lucent filed a cross-complaint seeking payment of the Lucent Note, alleging damages for breach of contract and seeking a constructive trust on any proceeds from the sale of the telephones. The Company's failure to have the Lucent Note declared invalid, or the loss to

                             THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES

Lucent of any of the material claims asserted against the Company, could materially and adversely affect the Company.

     In October 1996, the Company entered into a transaction with Atwood Richards, Inc. ("ARI") pursuant to which the Company is obligated to continue to repair and refurbish the remaining telephones in inventory through December 31, 1996, and deliver 100% of the repaired product to ARI. The Company will receive trade credits for up to $7.5 million in goods and services depending on the number of telephones repaired. The trade credits received from ARI may be used to acquire various goods and services, and the Company also believes it may be able to use the trade credits to repay indebtedness or other operating expenses. There can be no assurance that the Company will be able to use the trade credits in the near term, if at all.

     The Company is committed to pay BT (pound)1.8 million (approximately $2.9 million as of September 29, 1996) in 1999 or earlier if certain sales volumes are reached, and to pay a former shareholder of PCS up to $500,000 during 1997.

                             THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On October 7, 1996 the Company filed a complaint against Lucent in the Orange County Superior Court seeking to have the Lucent Note declared invalid. Lucent filed an Answer and Cross-Complaint on November 6, 1996 for payment of the Lucent Note, breach of contract and a constructive trust on any proceeds from the sale of the phones. The Company's failure to have the Lucent Note declared invalid, or the loss to Lucent of any of the material claims asserted against the Company, could materially and adversely affect the Company. Such legal proceedings are more fully described in "Liquidity and Capital Resources" herein.


ITEM 2.  CHANGES IN SECURITIES

     None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     During the quarter ended September 29, 1996, the Company was in default under its Amended Credit Agreement and its Note Purchase Agreements, as amended. The Company has obtained waivers through November 30, 1996 waiving compliance with the provisions of such agreements giving rise to the default. In addition, the Company has not paid any principal or interest on the Lucent Note. See "Liquidity and Capital Resources" herein for a more detailed discussion.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of its Stockholders on August 22, 1996. The following directors were elected at such meeting (the number of votes in favor of each director and the number of abstentions are indicated in the parenthetical following each director's name; there were no broker non-votes for any director): Richard C. Davis (9,566,036 in favor / 2,610 abstentions), Robert Finzi (9,566,836 in favor / 2,010 abstentions), Jerome Jacobson (9,566,636 in favor / 2,010 abstentions), Patrick S. Jones (9,566,636 in favor / 2,010 abstentions), William A. Klein (9,552,910 in favor / 15,736 abstentions), Myron Kunin (9,566,636 in favor / 2,010 abstentions) and James T. Schraith (9,557,400 in favor / 11,246 abstentions). In addition, the stockholders approved, by a vote of 9,536,740 in favor, 3,630 abstentions, and no broker non-votes, a proposal to authorize the issuance of Common Stock equal to 20% or more of the outstanding Common Stock upon conversion of the Company's Series B Stock. The stockholders also approved, by a vote of 9,357,503 in favor, 3,630 abstentions and no broker non-votes, certain amendments to the Company's 1993 Restated Stock Option Plan, as amended, which increased the number of shares of the Company's Common Stock available for issuance from 1,000,000 to 2,000,000 shares and increased the total number of shares of Common Stock for which any one individual may be granted stock options or separately exercisable stock appreciation rights in any calendar year from 300,000 to 500,000. Finally, the stockholders approved, by a vote of 9,564,146 in favor, 3,990 abstentions and no broker non-votes, the ratification of KPMG Peat Marwick LLP as the Company's independent auditors for the 1996 fiscal year.

                             THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES

ITEM 5.  OTHER INFORMATION

RISK FACTORS

         Losses and Accumulated Deficit. For the nine-month period ended September 29, 1996 and the year ended December 31, 1995, the Company reported a net loss of $13.8 million and $39.4 million, respectively. As of September 29, 1996, the Company had an accumulated deficit of $60.8 million. The Company also expects to report a loss for the fourth quarter of 1996. There can be no assurance that the Company will operate profitably in the future. Continued losses could materially and adversely affect the Company's business and the value of, and the market for, the Company's equity securities.

         Future Capital Needs; Uncertainty of Additional Financing. The Company's ability to maintain its current revenue base and to grow its business is dependent on the availability of adequate capital. Without sufficient capital, the Company's growth may be limited. During portions of 1995 and 1996, the Company was in default under its senior Credit Agreement and subordinated Note Purchase Agreements. The Company obtained a limited waiver of designated defaults through November 30, 1996 with its lenders and Subordinated Note Holders. The Company intends to negotiate an amendment to the Credit Agreement and Note Purchase Agreements, although there is no assurance that the Company will be successful in this regard. The failure of the Company to negotiate an amendment to the Credit Agreement and Note Purchase Agreements could have a material adverse effect upon the Company.

         The terms of the senior Credit Facility have resulted in a reduced borrowing base which will be further reduced over the period ending March 1997. The Company is required to use a portion of cash generated from operations, from sales of assets, and from sales of equity securities to further reduce its borrowing base under the Credit Agreement. In addition, the Company is restricted from accessing the cash or the assets of the Company's Cerplex SAS operations in France, which further limits the Company's financial resources. As a result, the Company currently has limited capital. In addition, the terms of the Company's Credit Agreement and Note Purchase Agreements restrict the Company's ability to incur additional indebtedness and could adversely affect the Company's ability to obtain additional financing. General market conditions and the Company's future performance (including its ability to generate profits and positive cash flow) will also impact the Company's financial resources. The failure of the Company to obtain additional capital when needed could have a material adverse effect on the Company's business and future prospects. No assurance can be given that the Company will not incur additional defaults under such agreements, or that additional financing will be available or, if available, will be on acceptable terms.

         Dispute with Lucent Technologies. The Company acquired inventory consisting of used telephones from Lucent. At September 29, 1996, the Company had $7.0 million of inventory, production cost commitments and assets related to the telephones acquired from Lucent. In June 1996, the Company executed a promissory note bearing interest at 9.75% in the amount of $4.6 million payable on September 15, 1996 in favor of Lucent, reflecting a portion of the amount invoiced to the Company by Lucent. Lucent has invoiced the Company for an additional $.6 million. Due to the quality of the inventory and the lack of availability of spare parts to effect repairs, the Company believes it has claims against Lucent. The Company currently does not intend to pay the Lucent Note or other Lucent invoices. The failure to pay the Lucent Note on September 15, 1996 constitutes an event of default under the Company's senior Credit Facility and may result in an event of default under the Company's Note Purchase Agreements. If the Company is required to pay the Lucent Note and other Lucent invoices in full, it would have a material adverse effect on the Company's financial resources. On October 7, 1996, the Company filed a lawsuit against Lucent in the Orange County Superior Court seeking to have the Lucent Note declared invalid.

                             THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES

On November 6, 1996, Lucent filed a cross-complaint seeking payment of the Lucent Note, alleging damages for breach of contract and seeking a constructive trust on any proceeds from the sale of the telephones. The Company's failure to have the Lucent Note declared invalid, or the loss to Lucent of any of the material claims asserted against the Company, could materially and adversely affect the Company.

         Risk of Excess and Unusable Inventory; Decreased Value of Assets. At September 29, 1996, inventory constituted approximately 19.2% of the Company's assets. Any decrease in the demand for the Company's repair services could result in a substantial portion of the Company's inventory becoming excess, obsolete or otherwise unusable. During the last few years, the Company wrote down a significant amount of inventory and a significant amount of other assets, including receivables, securities and goodwill. Changes in the Company's business, as well as the business of third parties, could adversely affect the value of assets remaining on the Company's financial statements, possibly resulting in write-offs. The existence, amounts and timing of any such additional write-offs will be dependent upon various factors including, without limitation, the volume and profitability of future operations, market conditions as well as the operations of the above-mentioned third parties. In addition, the Company became entitled to receive an aggregate of approximately 370,000 shares of Common Stock of Pen Interconnect in connection with the sale of its InCirT division which were valued at $5.40 per share. Recently, the trading price of such shares has decreased substantially and there can be no assurance that the Company will not be required to write down its investment with respect to such shares in the future. In October, the Company sold all of its inventory of phones purchased from Lucent to Atwood Richards, Inc. ("ARI"). The consideration paid to the Company from ARI was up to $7.5 million in trade credits. As of September 29, 1996, the Company had $7.0 million of inventory, production cost commitments and assets related to the telephones acquired from Lucent. The Company has no prior experience in using trade credits and there can be no assurance the Company will realize the value of the trade credits. There can be no assurance that the Company will not be required to write down significant amounts of its inventory or other assets in the future, which could have a material adverse effect on the Company's business and results of operations.

         Dependence on Key Customers. During the nine months ended September 29, 1996, BT, Rank Xerox, IBM, and SpectraVision accounted for approximately 12%, 9%, 8% and 4%, respectively, of continuing operations. During 1995, IBM and SpectraVision significantly decreased orders for certain programs which materially and adversely affected the Company and its results of operations. The Company ceased performing services for SpectraVision in August 1996. A significant portion of the Company's net sales attributable to IBM in 1995 were from discontinued operations, and, as such, the Company expects net sales attributable to IBM to continue to account for a decreasing percentage of the Company's net sales. Also, an agreement with IBM for spare parts (which accounted for approximately 7% of the Company's net sales from continuing operations through September 29, 1996) expired in September 1996. Although the Company will not provide spare parts under this agreement after September 1996, the Company believes it will continue to provide services to IBM under other programs. There can be no assurance that major customers of the Company will not terminate any or all of their arrangements with the Company; significantly change, reduce or delay the amount of services ordered from the Company; or significantly change the terms upon which the Company and these customers do business. Any such termination, change, reduction or delay could have a material adverse effect on the Company's business.

         Dependence on Customers in the Electronics Industry. The Company is dependent upon the continued growth, viability and financial stability of its customers and potential customers in the electronics industry, particularly the computer industry. The computer industry has been characterized by rapid

                             THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES

technological change, compressed product life cycles and pricing and margin pressures. Improvements in technology and quality of hardware products or other factors may result in a reduced need for parts and systems repairs in the future which may adversely affect the Company's business. The factors affecting segments of the electronics industry in general, and the Company's OEM customers in particular, could have an adverse effect on the Company's business. During 1995 and 1996, several of the Company's customers experienced severe financial difficulty resulting in significant losses to the Company as a result of write downs of receivables and other assets. There can be no assurance that existing customers or future customers will not experience financial difficulty, which could have a material adverse effect on the Company's business.

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

         Expansion of International Sales. During the three-month period ended September 29, 1996, approximately 50% of the Company's business was in Europe and the Company intends to continue to expand its European operations. There can be no assurance that the Company will be able to successfully market, sell and deliver its products and services in these markets. In addition to the uncertainty as to the Company's ability to expand its international presence, there are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates and potentially adverse tax consequences, which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's international operations and, consequently, on the Company's business, operating results and financial condition.

                             THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES

         Dependence on Acquisition Strategy. Certain of the Company's repair programs result in decreasing net sales as the installed base of the particular products under such programs decreases over time. An important component of the Company's strategy to maintain its revenue and to grow its business has been the acquisition of repair programs and complementary businesses. Competition for these types of transactions is likely to intensify. The Company's ability to effect any significant transactions requiring capital will be limited by the terms of the Company's senior credit facility and subordinated notes. There can be no assurance that the Company will be able to acquire additional repair programs or complementary businesses or, if acquired, that such operations will prove to be profitable.

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

         Risk Associated with the Ability of Existing Stockholders to Control the Company. As of June 30, 1996, the officers, directors, principal stockholders and their affiliates owned approximately 52% of the outstanding Common Stock. Although there are currently no voting agreements or similar arrangements among such stockholders, if they were to act in concert, they would be able to elect a majority of the Company's directors, to determine the outcome of most corporate actions requiring stockholder approval and otherwise to control the business affairs of the Company. In addition, the Board of Directors of the Company has the authority under the Company's Restated Certificate of Incorporation to issue shares of the Company's authorized Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon any unissued shares of Preferred Stock. The issuance of Preferred Stock may adversely affect the voting and dividend rights, rights upon liquidation and other rights of the holders of Common Stock. The issuance of Preferred Stock and the control by existing stockholders, if they were to act in concert, may have the effect of delaying, deferring or preventing a change in control of the Company.

         On June 11, 1996, the Company consummated a private placement of Series B Stock. Holders of Series B Stock are entitled to receive dividends as may be declared from time to time by the Board prior and in preference to payment of any dividends to the holders of Common Stock. In the event of any liquidation, dissolution or winding up of the Company or the merger or sale of the Company, the holders of Series B Stock will be entitled to receive, prior and in preference to any distribution to the holders of Common Stock, the amount of $2,000 per share of Series B Stock plus all accrued or declared but unpaid dividends. Additionally, the Series B Stock is convertible into Common Stock at a rate equal to the lower of a 20% discount to the trading price of the Common Stock or $5.07 per share. The conversion rights of the Series B Stock could have a significant dilutive effect upon the holders of Common Stock.

         Dependence on Key Personnel. The Company's continued success depends, to a large extent, upon the efforts and abilities of key managerial employees, particularly the Company's executive officers.

                             THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES

Competition for qualified management personnel in the industry is intense. The loss of services of certain of these key employees could have a material adverse effect on the Company's business. James T. Schraith, the Company's Chief Executive Officer, resigned in October 1996 to accept a key position with Compaq. William A. Klein, the Company's Chairman, is currently acting as President and Chief Executive Officer. The Company currently is searching for a new Chief Executive Officer.

         No Assurance of Public Market for Common Stock; Possible Volatility of Stock Price. Prior to the Company's initial public offering, there was no public market for the Common Stock, and there can be no assurance that an active trading market will be sustained. At September 29, 1996, the Company was not in compliance with Nasdaq National Market System's net tangible asset requirement which could result in the loss of listing on the National Market System unless the Company is able to increase its net tangible assets in the near term. The Company believes it will be eligible for listing on the Nasdaq SmallCap Market if it loses its National Market System listing. There can be no assurance that the Company will be able to maintain its listing on Nasdaq's National Market System or obtain listing on The Nasdaq SmallCap Market. In addition, the trading price of the Common Stock has been, and in the future could be, subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant contracts, changes in management or new products or services by the Company or its competitors, general trends in the industry and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations which have particularly affected the market price for many companies in similar industries and which have often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

                             THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS:

EXHIBIT
NUMBER           TITLE                                                          METHOD OF FILING
------           -----                                                          ----------------

2.1         Agreement of Merger dated as of August 30, 1993,           Incorporated herein by reference
            by and among Cerplex Incorporated, Diversified             to Exhibit 2.1 to the Company's
            Manufacturing Services, Inc. ("DMS"), EMServe,             Registration Statement on Form S-1
            Inc. ("EMServe"), InCirT Technology Incorporated           (File No. 33-75004) which was
            ("InCirT") and Testar, Inc. ("Testar").                    declared effective by the
                                                                       Commission on April 8, 1994.


2.2         Agreement and Plan of Merger dated November 12,            Incorporated herein by reference
            1993, between The Cerplex Group Subsidiary, Inc.           to Exhibit 2.2 to the Company's
            and Registrant (conformed copy to original).               Registration Statement on Form S-1
                                                                       (File No. 33-75004) which was
                                                                       declared effective by the
                                                                       Commission on April 8, 1994.


2.3         Certificate of Ownership and Merger of Registrant          Incorporated herein by reference
            with and into The Cerplex Group Subsidiary, Inc.           to Exhibit 2.3 to the Company's
            dated as of November 12, 1993.                             Registration Statement on Form S-1
                                                                       (File No. 33-75004) which was
                                                                       declared effective by the
                                                                       Commission on April 8, 1994.


2.4         Asset Purchase Agreement effective December 17,            Incorporated herein by reference
            1993 by and between CerTech Technology, Inc., a            to Exhibit 2.4 to the Company's
            wholly-owned subsidiary of the Registrant                  Registration Statement on Form S-1
            ("CerTech"), and Spectradyne, Inc. ("Spectradyne").        (File No. 33-75004) which was
                                                                       declared effective by the
                                                                       Commission on April 8, 1994.


2.5         Purchase and Sale Agreement dated as of July 29,           Incorporated herein by reference
            1994, by and among The Cerplex Group, Inc.,                to Exhibit 2 to the Form 8-K filed
            Cerplex Limited, BT Repair Services Limited and            July 29, 1994.
            British Telecommunications plc.


2.6         Contract for repair, calibration and warehousing of        Incorporated herein by reference
            certain items of BT Equipment dated as of July 29,         to Exhibit 10 to the Form 8-K
            1994, among The Cerplex Group and Cerplex                  filed July 29, 1994.
            Limited and BT.

                             THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES

2.7         Formation and Contribution Agreement effective             Incorporated herein by reference
            December 1, 1994 by and among Modcomp/Cerplex              to Exhibit 2.7 to the Company's
            L.P., Modular Computer Systems, Inc., Cerplex              Annual Report on Form 10-K for
            Subsidiary, Inc. and The Cerplex Group, Inc.               the fiscal year ended January 1,
                                                                       1995.


2.8         Contingent Promissory Note dated December 1, 1994          Incorporated herein by reference
            issued by Modcomp/Cerplex L.P. to Modular                  to Exhibit 2.8 to the Company's
            Computer Systems, Inc.                                     Annual Report on Form 10-K for
                                                                       the fiscal year ended January 1,
                                                                       1995.


2.9         Limited Partnership Agreement of Modcomp/Cerplex           Incorporated herein by reference
            L.P. effective December 1, 1994.                           to Exhibit 2.9 to the Company's
                                                                       Annual Report on Form 10-K for the
                                                                       fiscal year ended January 1, 1995.


2.10        Put/Call Option Agreement effective December 1,            Incorporated herein by reference
            1994 by and among Cerplex Subsidiary, Inc., The            to Exhibit 2.10 to the Company's
            Cerplex Group, Inc., Modular Computer Systems,             Annual Report on Form 10-K for
            Inc. and Modcomp Joint Venture Inc.                        the fiscal year ended January 1,
                                                                       1995.


2.11        Stock Purchase Agreement dated as of June 29, 1995         Incorporated herein by reference
            by and among The Cerplex Group, Inc., Tu Nguyen            to Exhibit 2.11 to the Company's
            and Phuc Le.                                               Quarterly Report on Form 10-Q
                                                                       for the quarter ended October 1,
                                                                       1995.

2.12        Letter Agreement dated April 5, 1996 by and among          Incorporated herein by reference
            Modular Computer Systems, Inc., Modcomp Joint              to Exhibit 2.12 to the Company's
            Venture, Inc., AEG Aktiengesellschaft, the                 Annual Report on Form 10-K for
            Company, Cerplex Subsidiary, Inc. and                      the fiscal year ended December
            Modcomp/Cerplex L.P.                                       31, 1995.


3.1         Restated Certificate of Incorporation of the               Incorporated herein by reference
            Registrant.                                                to Exhibit 3.1 to the Company's
                                                                       Registration Statement on Form S-1
                                                                       (File No. 33-75004) which was
                                                                       declared effective by the
                                                                       Commission on April 8, 1994.


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

                             THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES

3.3         Certificate of Designation of Preferences of Series B      Incorporated herein by reference
            Preferred Stock of The Cerplex Group, Inc.                 to Exhibit 3.3 to the Company's
                                                                       Quarterly Report on Form 10-Q for
                                                                       the quarter ended June 30, 1996.


4.1         Stock Purchase Agreement dated as of November 19,          Incorporated herein by reference
            1993 by and among the Registrant, the stockholders         to Exhibit 4.1 to the Company's
            of the Registrant identified in Part A of Schedule I       Registration Statement on Form S-1
            thereto and the purchasers of shares of the                (File No. 33-75004) which was
            Registrant's Series A Preferred Stock identified in        declared effective by the
            Schedule I thereto (including the Schedules thereto;       Commission on April 8, 1994.
            Exhibits omitted).


4.2         Registration Rights Agreement dated as of November         Incorporated herein by reference
            19, 1993, by and among the Registrant, the investors       to Exhibit 4.2 to the Company's
            listed on Schedule A thereto and the security holders      Registration Statement on Form S-1
            of the Registrant listed on Schedule B thereto,            (File No. 33-75004) which was
            together with Amendment No.1.                              declared effective by the
                                                                       Commission on April 8, 1994.


4.3         Co-Sale Agreement dated as of November 19, 1993,           Incorporated herein by reference
            by and among the Registrant, the managers listed on        to Exhibit 4.3 to the Company's
            Schedule A thereto and the investors listed on             Registration Statement on Form S-1
            Schedule B thereto.                                        (File No. 33-75004) which was
                                                                       declared effective by the
                                                                       Commission on April 8, 1994.


4.4         Warrant Agreement dated as of November 19, 1993,           Incorporated herein by reference
            by and among the Registrant and the purchasers listed      to Exhibit 4.4 to the Company's
            in Annex 1 thereto.                                        Registration Statement on Form S-1
                                                                       (File No. 33-75004) which was
                                                                       declared effective by the
                                                                       Commission on April 8, 1994.


4.5         Placement Agent Warrant Purchase Agreement dated           Incorporated herein by reference
            as of November 19, 1993, between the Registrant            to Exhibit 4.5 to the Company's
            and Donaldson, Lufkin & Jenrette Securities                Registration Statement on Form S-1
            Corporation.                                               (File No. 33-75004) which was
                                                                       declared effective by the
                                                                       Commission on April 8, 1994.


4.6         Observation Rights Agreement dated as of November          Incorporated herein by reference
            19, 1993, between the Registrant and certain stock         to Exhibit 4.6 to the Company's
            purchasers.                                                Registration Statement on Form S-1
                                                                       (File No. 33-75004) which was
                                                                       declared effective by the
                                                                       Commission on April 8, 1994.


                             THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES

4.7         Observation Rights Agreement dated as of November          Incorporated herein by reference
            19, 1993, between the Registrant and certain note          to Exhibit 4.7 to the Company's
            purchasers.                                                Registration Statement on Form S-1
                                                                       (File No. 33-75004) which was
                                                                       declared effective by the
                                                                       Commission on April 8, 1994.

4.8         Note Purchase Agreement dated as of November 19,           Incorporated herein by reference
            1993, by and among the Registrant and The                  to Exhibit 4.8 to the Company's
            Northwestern Mutual Life Insurance Company, John           Registration Statement on Form S-1
            Hancock Mutual Life Insurance, Registrant and Bank         (File No. 33-75004) which was
            of Scotland London Nominees Limited.                       declared effective by the
                                                                       Commission on April 8, 1994.

4.9         Amendment No. 2 to Registration Rights Agreement           Incorporated herein by reference
            dated as of April 6, 1994, by and among the                to Exhibit 4.9 to the Company's
            Registrant and certain of its Securities holders.          Registration Statement on Form S-1
                                                                       (File No. 33-75004) which was
                                                                       declared effective by the
                                                                       Commission on April 8, 1994.

4.10        Amendment to Note Purchase Agreement, dated as of          Incorporated herein by reference
            October 27, 1994, by and among the Company,                to Exhibit 4.10 to the Company's
            Northwestern Mutual Life Insurance Company, John           Annual Report on Form 10-K for
            Hancock Mutual Life Insurance Company and North            the fiscal year ended December
            Atlantic Smaller Companies Trust P.L.C.                    31, 1995.
            (collectively, the "Noteholders").

4.11        Waiver and Amendment Agreement dated April 15,             Incorporated herein by reference
            1996 by and among Company, The Northwestern                to Exhibit 4.11 to the Company's
            Mutual Life Insurance Company, John Hancock                Annual Report on Form 10-K for
            Mutual Life Insurance Company and North Atlantic           the fiscal year ended December
            Smaller Companies Investment Trust PLC.                    31, 1995.

4.12        Warrant Agreement dated as of April 15, 1996 by            Incorporated herein by reference
            and among Company, The Northwestern Mutual Life            to Exhibit 4.12 to the Company's
            Insurance Company, John Hancock Mutual Life                Annual Report on Form 10-K for
            Insurance Company and North Atlantic Smaller               the fiscal year ended December
            Companies Investment Trust PLC.                            31, 1995.

4.13        First Amendment to Warrant Agreement dated April           Incorporated herein by reference
            15, 1996 by and among Company and each of the              to Exhibit 4.13 to the Company's
            holders of warrants listed on Schedule A thereto,          Annual Report on Form 10-K for
            with respect to that certain Warrant Agreement dated       the fiscal year ended December
            November 19, 1993.                                         31, 1995.

                             THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES

4.14        First Amendment to Observation Rights Agreement            Incorporated herein by reference
            dated as of April 15, 1996 between Company and             to Exhibit 4.14 to the Company's
            certain note purchasers.                                   Annual Report on Form 10-K for
                                                                       the fiscal year ended December
                                                                       31, 1995.

4.15        Third Amendment to Registration Rights Agreement           Incorporated herein by reference
            dated as of April 15, 1996 by and among Company,           to Exhibit 4.15 to the Company's
            the investors of Company listed on Schedule A              Annual Report on Form 10-K for
            thereto and the security holders of Company listed on      the fiscal year ended December
            Schedule B thereto.                                        31, 1995.

4.16        Warrant Agreement dated April 15, 1996 by and              Incorporated herein by reference
            among Company, Wells Fargo Bank, National                  to Exhibit 4.16 to the Company's
            Association, Sumitomo Bank of California, BHF              Annual Report on Form 10-K for
            Bank Aktiengesellschaft and Comerica Bank-                 the fiscal year ended December
            California.                                                31, 1995.

4.17        Stock Purchase Agreement dated June 10, 1996 by            Incorporated herein by reference
            and among the Company and the investors listed on          to Exhibit 4.17 to the Company's
            Schedule A thereto.                                        Quarterly Report on Form 10-Q
                                                                       for the quarter ended June 30,
                                                                       1996.

4.18        Fourth Amendment to Registration Rights Agreement          Incorporated herein by reference
            dated June 10, 1996 by and among the Company, the          to Exhibit 4.18 to the Company's
            investors listed on Schedule A thereto, the security       Quarterly Report on Form 10-Q
            holders of the Company listed on Schedule B thereto,       for the quarter ended June 30,
            the banks listed on Schedule C thereto and each of         1996.
            the parties listed on Schedule D thereto.

4.19        Certificate of Designation of Preferences of Series B      Incorporated herein by reference
            Preferred Stock of The Cerplex Group, Inc.                 to Exhibit 3.3 filed herein.

                             THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES



4.20        Waiver and Amendment Agreement dated as of                 Filed herein.
            October 31, 1996 by and among the Company, The
            Northwestern Mutual Life Insurance Company, John
            Hancock Mutual Life Insurance Company and North
            Atlantic Smaller Companies Investment Trust PLC,
            which waiver is made with reference to the Note
            Purchase Agreement, as amended, and Warrant Agreement
            dated April 15, 1996.

10.1        The Registrant's 1990 Stock Option Plan (the "1990         Incorporated herein by reference
            Plan").                                                    to Exhibit 10.1 to the Company's
                                                                       Registration Statement on Form S-1
                                                                       (File No. 33-75004) which was
                                                                       declared effective by the
                                                                       Commission on April 8, 1994.

10.2        Form of Stock Option Agreement pertaining to the           Incorporated herein by reference
            1990 Plan.                                                 to Exhibit 10.2 to the Company's
                                                                       Registration Statement on Form
                                                                       S-1 (File No. 33-75004) which
                                                                       was declared effective by the
                                                                       Commission on April 8, 1994.

10.3        Form of Stock Purchase Agreement pertaining to the         Incorporated herein by reference
            1990 Plan.                                                 to Exhibit 10.3 to the Company's
                                                                       Registration Statement on Form S-1
                                                                       (File No. 33-75004) which was
                                                                       declared effective by the
                                                                       Commission on April 8, 1994.

10.4        The Registrant's 1993 Stock Option Plan (the "1993         Incorporated herein by reference
            Plan").                                                    to Exhibit 10.4 to the Company's
                                                                       Registration Statement on Form S-1
                                                                       (File No. 33-75004) which was
                                                                       declared effective by the
                                                                       Commission on April 8, 1994.

10.5        Form of Stock Option Agreement (grants to                  Incorporated herein by reference
            employees) pertaining to the 1993 Plan.                    to Exhibit 10.5 to the Company's
                                                                       Registration Statement on Form S-1
                                                                       (File No. 33-75004) which was
                                                                       declared effective by the
                                                                       Commission on April 8, 1994.

                             THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES

10.6        Form of Stock Option Agreement (grants to directors        Incorporated herein by reference
            and certain officers) pertaining to the 1993 Plan.         to Exhibit 10.6 to the Company's
                                                                       Registration Statement on Form S-1
                                                                       (File No. 33-75004) which was
                                                                       declared effective by the
                                                                       Commission on April 8, 1994.

10.7        Form of Stock Purchase Agreement for Installment           Incorporated herein by reference
            Options pertaining to the 1993 Plan.                       to Exhibit 10.7 to the Company's
                                                                       Registration Statement on Form S-1
                                                                       (File No. 33-75004) which was
                                                                       declared effective by the
                                                                       Commission on April 8, 1994.

10.8        Form of Stock Purchase Agreement for Immediately           Incorporated herein by reference
            Exercisable Options pertaining to the 1993 Plan.           to Exhibit 10.8 to the Company's
                                                                       Registration Statement on Form
                                                                       S-1 (File No. 33-75004) which
                                                                       was declared effective by the
                                                                       Commission on April 8, 1994.


10.9        The Registrant's Restated 1993 Stock Option Plan, as       Filed herein.
            amended (the "Restated Plan").

10.10       Form of Stock Option Agreement, together with              Incorporated herein by reference
            Addenda, pertaining to the Restated Plan.                  to Exhibit 10.10 to the Company's
                                                                       Registration Statement on Form S-1
                                                                       (File No. 33-75004) which was
                                                                       declared effective by the
                                                                       Commission on April 8, 1994.

10.11       Master Agreement dated May 6, 1992 by and                  Incorporated herein by reference
            between IBM and the Company.                               to Exhibit 10.11 to the Company's
                                                                       Registration Statement on Form S-1
                                                                       (File No. 33-75004) which was
                                                                       declared effective by the
                                                                       Commission on April 8, 1994.

10.12       Master Task Agreement dated December 1, 1991, by           Incorporated herein by reference
            and between International Business Machines                to Exhibit 10.12 to the Company's
            Incorporated ("IBM") and the Registrant, together          Registration Statement on Form S-1
            with Amendment to Master Agreement and Task                (File No. 33-75004) which was
            Order.                                                     declared effective by the
                                                                       Commission on April 8, 1994.

                             THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES



10.13       Technology Services Agreement effective March 1,           Incorporated herein by reference
            1993, by and between Novadyne Computer Systems,            to Exhibit 10.12 to the Company's
            Inc. ("Novadyne") and Cerplex Incorporated (a              Registration Statement on Form S-1
            California corporation and a predecessor of the            (File No. 33-75004) which was
            Registrant), together with Amendments Nos. 1 and 2.        declared effective by the
                                                                       Commission on April 8, 1994.

10.14       Technology Services Agreement effective December           Incorporated herein by reference
            17, 1993, by and between Spectradyne, Inc.                 to Exhibit 10.13 to the
            ("Spectradyne") and the Registrant.                        Company's Registration Statement
                                                                       on Form S-1 (File No. 33-75004)
                                                                       which was declared effective by
                                                                       the Commission on April 8, 1994.

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

10.16       Lease Agreement dated April 1, 1992 by and                 Incorporated herein by reference
            between Henry G. Page Jr., and Diversified                 to Exhibit 10.16 to the Company's
            Manufacturing Services, Inc. ("DMS").                      Registration Statement on Form S-1
                                                                       (File No. 33-75004) which was
                                                                       declared effective by the
                                                                       Commission on April 8, 1994.

10.17       Sublease dated January 1, 1994 by and between Bull         Incorporated herein by reference
            and Cerplex Group, Inc. (a Massachusetts                   to Exhibit 10.17 to the Company's
            corporation).                                              Registration Statement on Form S-1
                                                                       (File No. 33-75004) which was
                                                                       declared effective by the
                                                                       Commission on April 8, 1994.

10.18       Standard Industrial/Commercial Single-Tenant Lease         Incorporated herein by reference
            - Net dated November 29, 1990 by and among Kilroy          to Exhibit 10.18 to the Company's
            Building 73 Partnership, Cerplex Incorporated and          Registration Statement on Form S-1
            InCirT, together with Amendment No. 1.                     (File No. 33-75004) which was
                                                                       declared effective by the
                                                                       Commission on April 8, 1994.

                             THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES



10.19       Lease dated December 17, 1993 by and between               Incorporated herein by reference
            Spectradyne and CerTech.                                   to Exhibit 10.19 to the Company's
                                                                       Registration Statement on Form S-1
                                                                       (File No. 33-75004) which was
                                                                       declared effective by the
                                                                       Commission on April 8, 1994.

10.20       Sublease dated March 1, 1993 by and between                Incorporated herein by reference
            Novadyne and the Registrant together with Lease            to Exhibit 10.20 to the
            Amendment dated July 22, 1991 by and between               Company's Registration Statement
            McDonnell Douglas Realty Company and Novadyne.             on Form S-1 (File No. 33-75004)
                                                                       which was declared effective by
                                                                       the Commission on April 8, 1994.

10.21       Standard Industrial/Commercial Lease - Net dated           Incorporated herein by reference
            September 4, 1991 by and between Proficient Food           to Exhibit 10.21 to the Company's
            Company and W.C. Cartwright Corporation                    Registration Statement on Form S-1
            ("Cartwright"), together with Addendum and                 (File No. 33-75004) which was
            Sublease dated September 6, 1991 by and between            declared effective by the
            Cartwright and the Registrant.                             Commission on April 8, 1994.

10.22       Sublease dated July 30, 1992 by and between                Incorporated herein by reference
            Cartwright and DMS.                                        to Exhibit 10.22 to the Company's
                                                                       Registration Statement on Form S-1
                                                                       (File No. 33-75004) which was
                                                                       declared effective by the
                                                                       Commission on April 8, 1994.

10.23       Repair Services Agreement dated January 1, 1994 by         Incorporated herein by reference
            and between Bull HN Information Systems, Inc. and          to Exhibit 10.14 to the Company's
            the Registrant.                                            Registration Statement on Form S-1
                                                                       (File No. 33-75004) which was
                                                                       declared effective by the
                                                                       Commission on April 8, 1994.

10.24       Credit Agreement dated as of October 12, 1994 (the         Incorporated herein by reference
            "Credit Agreement") among The Cerplex Group,               to Exhibit 10.24 to the Company's
            Inc., as Borrower; the lenders listed therein, as          Annual Report on Form 10-K for
            Lenders; and Wells Fargo Bank, National                    the fiscal year ended January 1,
            Association, as Administrative Agent; and those            1995.
            certain exhibits, schedules and collateral documents
            to such Credit Agreement.

                             THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES



10.25       Limited Waiver dated as of November 14, 1995               Incorporated herein by reference
            ("Waiver") by and among The Cerplex Group, Inc.            to Exhibit 10.25 to the
            (the "Company"), the financial institutions listed on      Company's Quarterly Report on
            the signature pages thereof ("Lenders"), and Wells         Form 10-Q for the quarter ended
            Fargo Bank, National Association, as administrative        October 1, 1995.
            agent for the Lenders ("Administrative Agent"), and
            for certain limited purposes, CerTech Technology,
            Inc., Cerplex Mass., Inc., Cerplex Limited, Apex
            Computer Company, Cerplex Subsidiary, Inc. and
            Peripheral Computer Support, Inc. (the
            "Subsidiaries"), which Waiver is made with reference
            to the Credit Agreement.

10.26       The Cerplex Group, Inc. Restated 1993 Stock Option         Incorporated herein by reference
            Plan (Restated and Amended as of January 13, 1995).        to Exhibit 10.26 to the Company's
                                                                       Quarterly Report on Form 10-Q for
                                                                       the quarter ended October 1, 1995.

10.27       The Cerplex Group, Inc. Automatic Stock Option             Incorporated herein by reference
            Agreement.                                                 to Exhibit 10.27 to the Company's
                                                                       Quarterly Report on Form 10-Q for
                                                                       the quarter ended October 1, 1995.

10.28       First Amendment to Credit Agreement dated April            Incorporated herein by reference
            15, 1996 by and among Company, the lenders whose           to Exhibit 10.28 to the Company's
            signatures appear on the signature pages thereof, as       Annual Report on Form 10-K for
            Lenders; Wells Fargo Bank, National Association, as        the fiscal year ended December
            Administrative Agent; and the Subsidiaries for certain     31, 1995.
            limited purposes.

10.29       Promissory Note dated June 21, 1996 payable by the         Incorporated herein by reference
            Company to Lucent Technologies.                            to Exhibit 10.29 to the Company's
                                                                       Quarterly Report on Form 10-Q for
                                                                       the quarter ended June 30, 1996.


10.30       Limited Waiver dated as of October 31, 1996 by and         Filed herein.
            among the Company, Lenders and Administrative Agent,
            and for certain limited purposes, the Subsidiaries,
            Modcomp/Cerplex L.P., Modcomp Joint Venture, Inc.,
            Modular Computer Services, Inc., Modular Computer
            Systems GmbH and Modcomp France S.A., which waiver is
            made with reference to the Credit Agreement.


11.1        Statement Regarding Computation of Net Income              Filed herein.
            (Loss) Per Share.

                             THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES

                             THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES

(b)  REPORTS ON FORM 8-K

     (1) On September 24, 1996, the Company filed a current report on Form 8-K updating the Company's risk factors.

     (2) On October 15, 1996, the Company filed a current report on Form 8-K regarding the resignation of James T. Schraith from the officers of President and Chief Executive Officer of the Company.

                             THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     THE CERPLEX GROUP, INC.



Date:  November 13, 1996              /s/ JAMES R. ECKSTAEDT
                                     -----------------------

                                     James R. Eckstaedt
                                     Senior Vice President and Chief Financial
                                     Officer
                                     (Principal financial and chief accounting officer)

                             THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX

                        QUARTER ENDED SEPTEMBER 29, 1996


                                                                               Sequential
Exhibit  Description of Exhibits                                               Page No.
-------  -----------------------                                               --------

4.20 Waiver and Amendment Agreement dated as of October 31, 1996 by and among the Company, The Northwestern Mutual Life
         Insurance Company, John Hancock Mutual Life Insurance Company and North Atlantic Smaller Companies Investment Trust PLC, which waiver is made with reference to the Note Purchase
         Agreement, as amended, and Warrant Agreement dated April 15, 1996.

10.9     The Registrant's Restated 1993 Stock Option Plan, as amended
         (the "Restated Plan").

10.30 Limited Waiver dated as of October 31, 1996 by and among the Company, Lenders and Administrative Agent, and for certain limited purposes, the Subsidiaries, Modcomp/Cerplex L.P., Modcomp Joint Venture, Inc., Modular Computer Services, Inc.,
         Modular Computer Systems GmbH and Modcomp France S.A., which waiver is made with reference to the Credit Agreement.

11.1     Computation of Net Income (Loss) Per Share.

27.1     Financial Data Schedule.