Form 10-K405
period 1996-12-29
CERPLEX GROUP INC
filed 1997-04-15
CIK 915870

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                             ---------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 29, 1996

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from_______________ to ______________

                              --------------------

                         Commission File Number 0-23602


                            THE CERPLEX GROUP, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                     33-0411354
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


            1382 BELL AVENUE, TUSTIN, CALIFORNIA         92780
          (Address of principal executive offices)     (Zip Code)

      Registrant's telephone number, including area code:  (714) 258-5600

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---
     The aggregate market value of voting stock held by non-affiliates of the registrant on April 4, 1997 based on the closing price of the Common Stock on the Over-The-Counter Bulletin Board was approximately $5,855,247.

     Indicated below is the number of shares outstanding of each class of the registrant's Common Stock as of April 4, 1997.


Title of Each Class of Common Stock                   Number of Outstanding
-----------------------------------                   ---------------------
   Common Stock, $.001 par value                             21,122,034

                            THE CERPLEX GROUP, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                                                                                                Page
                                                                                                                ----
                                     PART I

Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3
Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9
Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9
Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . .       9

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters . . . . . . . . . . . . . . .      10
Item 6.  Selected Consolidated Financial Data   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11
Item 7.  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12
Item 8.  Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . . . . . .      15
Item 9.  Changes In and Disagreements with Accountants on Accounting
                    and Financial Disclosures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15

                                    PART III

Item 10. Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . . . . .      16
Item 11. Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      18
Item 12. Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . . . . . .      22
Item 13. Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . . .      23

                                   PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K . . . . . . . . . . . . . . . . . .      24

                                     PART I

ITEM 1.  BUSINESS

         The Cerplex Group, Inc. (the "Company" or "Cerplex"), is a leading provider of service outsourcing to the high technology industry. The Company's core capabilities are electronic parts repair, spare parts sales and management and value added logistics management. The Company has developed specialized competencies in these areas, focusing on computer and peripheral, office automation and telecommunication markets. Primary services include product repair, remanufacturing and reutilization, parts sales, guaranteed availability and advanced exchange, returns processing, and materials management. The Company's network of facilities in the U.S. and Europe enables it to support the diverse service needs of its global customers.

         In the computer marketplace, the Company primarily services display terminals, printed circuit boards, laptops, inter-networking equipment, workstations, mass storage devices and power supplies. In the office automation marketplace, the Company services printers, scanners, fax machines, and high value products such as copiers, automatic transfer machines (ATMs), and other paper-handling equipment. In the telecommunication marketplace, the company primarily services simple and complex switching systems, payphones, video conferencing products, multiplexers, mobile communications, transmission equipment, hubs and modems.

COMPANY SERVICES

         The Company has extensive capabilities in servicing products throughout the process of life cycle management for the Company's targeted industries. All of the Company's services are focused on reducing its customers' costs while maintaining high quality services for enhanced end-user satisfaction. Based on an infrastructure of transportation hubs and dedicated facilities, the Company can provide one-stop shopping with fast turn around times at affordable rates.

The Company's primary services include:

         DEPOT REPAIR SERVICES. Through an infrastructure of transportation hubs and specialized depot repair facilities, Cerplex provides manufacturers and service providers a complete process for product repair, remanufacturing, conversion and upgrades. Large manufacturers and multivendor service organizations historically have maintained in-house repair centers dedicated to servicing specific proprietary products or product lines. Frequently, these repair centers are cost centers with minimal dedicated resources. Cerplex has those resources that provide an outsourced solution for some or all of an OEM's repair requirements.

         SPARE PARTS BUSINESS. Cerplex is a source for repaired, new and reclaimed parts due to the Company's volume of business in depot repair services. The Company makes available for the marketplace components, sub-systems and full systems for sale, lease or for use as spares in repair programs. The Company provides full outsourcing solutions in this area giving customers the benefit of reduced overhead, and the ability to reallocate internal resources toward their core capabilities.

         The Company has three main spare parts programs. Parts Sales provides multivendor parts sourcing on industry commodity items. Through a network of experienced parts sales representatives, electronic access to inventory, and marketing programs, the Company can support selling its customer's inventory to the marketplace. Guaranteed Availability provides service providers and Third Party Manufacturers ("TPM's") with restock of field replacement units. Using new and refurbished products, the Company can source and deliver parts within 24 to 48 hours on high-valued products which are either in-warranty or out-of-warranty. Advanced exchange offers service providers and TPM's fixed rate or lease programs on swaps for new and refurbished parts. Cerplex provides same or next day shipping on these products, which are exchanged with field replaceable units ("FRUs") that are processed in the Company's depot repair programs for repair, remanufacturing, conversion or upgrade.

         VALUE ADDED LOGISTICS SERVICES. Logistics involves the management and coordination of a variety of activities to ensure the customer has the necessary parts and products at the right place at the right time. Logistics management is critical in ensuring the availability of spare parts and repaired products to meet the OEMs' customer demands. This is especially true in the global marketplace as the inability of an OEM to provide an international customer with timely repair services in that market can adversely affect an OEM's sales efforts. The Company integrates parts, repair, transportation and product management to provide its customers with a comprehensive logistics solution.

         OTHER SERVICES. The Company offers a variety of ancillary services to support and complement its key service offerings. These ancillary services include help desk services, product return processing, and remanufacturing and remarketing. The Company's help desk services include hardware support and order processing. The Company's remanufacturing and remarketing services offer an OEM turnkey solution for the repair, refurbishment and remarketing of products returned to an OEM.

CUSTOMERS, SALES AND MARKETING

         The Company markets primarily to large manufacturers and service providers in the computer and peripheral, office automation and telecommunications industries. The Company's direct sales teams are geographically located in the United States, United Kingdom and France. Some of the Company's global customers include British Telecommunications plc ("BT"), Bay Networks, Canon, Cisco, Digital, Hewlett-Packard, IBM, Siemens Nixdorf, Xerox and Unisys.

EMPLOYEES

         As of December 31, 1996, Cerplex had a work force of approximately 2,100 employees at multi-site operations engaged in management, administrative and support functions, engineering and repair. The approximately 900 employees of Cerplex Ltd. and Cerplex SAS, the Company's wholly-owned subsidiaries in Europe, are currently covered by collective bargaining agreements. Almost all recruitment activity is focused locally in the surrounding communities, representing all skill levels and positions ranging from entry-level trainee to skilled professional and senior-level management.

RISK FACTORS

    This report may contain forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed below.

         LOSSES AND ACCUMULATED DEFICIT. For the quarter and fiscal year ended December 31, 1996, the Company reported a net loss of $13.6 million and $27.4 million, respectively, including an operating loss of $8.8 million and $15.3 million, respectively. As of December 31, 1996, the Company had an accumulated deficit of $74.4 million. The Company anticipates additional losses in the first quarter of 1997. There can be no assurance that the Company will operate profitably in the future. Continued losses could materially and adversely affect the Company's business and the value of, and the market for, the Company's equity securities.

         FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING. The Company's ability to maintain its current revenue base and to grow its business is dependent on the availability of adequate capital. Without sufficient capital, the Company's growth may be limited and its existing operations may be adversely affected. During portions of 1995 and 1996, the Company was in default under its senior credit agreement and subordinated note agreement. While the Company has renegotiated amendments to such agreements, the terms of the senior credit facility have resulted in a reduced borrowing base which will be further reduced over the next twelve months and the Company currently has limited borrowing ability under such facility. The Company is required to use a portion of cash generated from operations, and from sales of assets to further reduce its borrowing base under the senior credit agreements. As a result, the Company currently has limited capital. In addition, the terms of such agreements restrict the Company's ability to incur additional indebtedness and could adversely affect the Company's ability to obtain additional financing. General market conditions and the Company's future performance, including its ability to generate profits and positive cash flow, will also impact the Company's financial resources. The failure of the Company to obtain additional capital when needed could have a material adverse effect on the Company's business and future prospects. No assurance can be given that the Company will be able to maintain its current credit facilities or that additional financing will be available or, if available, will be on acceptable terms.

         IMPACT OF SERIES B PREFERRED STOCK; LACK OF AUTHORIZED CAPITAL. In June 1996, the Company issued 8,000 shares of Series B Stock at $1,000 per share in a private placement. The Series B Stock is convertible into Common Stock of the Company at the option of each holder at the lower of $5.07 per share or 80% of the average closing bid price over a ten-day period ending three days prior to the date of conversion. The Series B Stock has certain rights, privileges and preferences, including preferential voting rights and a $2,000 per share preference in the event of a sale of the Company. The Board of Directors may not pay dividends to the holders of the Company's Common Stock unless and until the Board has paid an equivalent divided to the holders of Series B Stock based upon the number of shares of Common Stock into which each share of Series B Stock is convertible. As of April 11, 1997, 5,930 shares of the Series B Preferred Stock had been converted into approximately 16,150,000 shares of Common Stock.

         Due in part to the decreases in the trading price of the Company's Common Stock, the conversion rights of the Series B Preferred Stock have resulted in, and may in the future result in, dilution to the holders of Common Stock. In addition, due to the conversion of the Series B Preferred Stock, the Company has insufficient authorized Common Stock to effect the conversion of additional outstanding Series B Preferred Stock or to issue the Common Stock issuable upon exercise of outstanding options and warrants. The lack of authorized capital, as well as the existence of the Series B Preferred Stock, could impact adversely the ability of the Company to consummate an equity financing. The Company's Board of Directors recently approved an increase in the Company's authorized Common Stock from 30,000,000 to 60,000,000 shares. The Company intends to submit this increase to the Company's stockholders for approval. Failure to receive such approval by July 1997 constitutes an event of default under the Company's senior credit facility.

         DISPUTE WITH LUCENT TECHNOLOGIES. The Company acquired inventory consisting of used telephones from Lucent. At December 31, 1996, the Company had $5.9 million of inventory, production cost commitments and assets, related to the telephones acquired from Lucent, which were subsequently sold to a Company that specializes in worldwide corporate bartering. In June 1996, the Company executed a promissory note bearing interest at 9.75% in the amount of $4.6 million payable on September 15, 1996 in favor of Lucent, reflecting a portion of the amount invoiced to the Company by Lucent. Lucent has invoiced the Company for an additional $0.6 million. Due to the quality of the inventory and the lack of availability of spare parts to effect repairs, the Company believes it has claims against Lucent. The Company currently does not intend to pay the Lucent note or other Lucent invoices. If the Company is required to pay the Lucent note and other Lucent invoices in full, it would have a material adverse effect on the Company's financial resources. On October 7, 1996, the Company filed a lawsuit against Lucent in the Orange County Superior Court seeking to have the Lucent note declared invalid. On November 6, 1996, Lucent filed a cross-complaint seeking payment of the Lucent Note, alleging damages for breach of contract and seeking a constructive trust on any proceeds from the sale of the telephones. The Company's failure to have the Lucent note declared invalid, or the loss to Lucent of any of the material claims asserted by the Company, could materially and adversely affect the Company.

         RISK OF EXCESS AND UNUSABLE INVENTORY;DECREASED VALUE OF ASSETS. At December 31 1996, inventory constituted approximately 17% of the Company's assets. Any decrease in the demand for the Company's repair services could result in a substantial portion of the Company's inventory becoming excess, obsolete or otherwise unusable. During the last few years, the Company wrote down a significant amount of inventory and a significant amount of other assets, including receivables, securities and goodwill. Changes in the Company's business, as well as the business of third parties, could adversely affect the value of assets remaining, possibly resulting in write-offs. The existence, amounts and timing of any such additional write-offs will be dependent upon various factors including, without limitation, the volume and profitability of future operations, market conditions as well as the operations of the above-mentioned third parties. In addition, the Company became entitled to receive an aggregate of approximately 370,000 shares of Common Stock of Pen Interconnect, Inc. in connection with the sale of its InCirT division which were valued at $5.40 per share. The trading price of such shares has subsequently decreased substantially and the Company wrote off $1.1 million. There can be no assurance that the Company will not be required to write down additional amounts of its investment with respect to such shares in the future. In October 1996, the Company sold all of its inventory of phones purchased from Lucent to Atwood Richards, Inc. ("ARI"). The consideration paid to the Company from ARI was up to $7.5 million in trade credits. As of December 31, 1996, the Company had $5.9 million of inventory, production, cost commitments and assets related to the telephones acquired from Lucent. The Company has no prior experience in using trade credits and there can be no assurance the Company will realize the value of the trade credits. There can be no assurance that the Company will not be required to write down significant amounts of its inventory or other assets in the future, which could have a material adverse effect on the Company's business and results of operations.

         DEPENDENCE ON KEY CUSTOMERS. During 1996, Rank Xerox, IBM and BT accounted for approximately 17%, 12%, and 11%, respectively, of continuing operations revenues. During 1995, IBM significantly decreased orders for certain programs which materially and adversely affected the Company and its results of operations. A significant portion of the Company's net sales attributable to IBM in 1995 were from discontinued operations, and, as such, the Company expects net sales attributable to IBM to continue to account for a decreasing percentage of the Company's net sales. Also, an agreement with IBM for spare parts (which accounted for approximately 7% of the Company's net sales from continuing operations through September 29, 1996) expired in September 1996. Although the Company will not provide spare parts under this agreement after September 1996, the Company believes it will continue to provide services to IBM under other programs. Sales to BT significantly decreased during 1996 to approximately $21.0 million representing a 24% decrease from 1995 and it is expected that sales during 1997 will decrease from the 1996 levels. There can be no assurance that major customers of the Company will not terminate any or all of their arrangements with the Company; significantly change, reduce or delay the amount of services ordered from the Company; or significantly change the terms upon which the Company and these customers do business. Any such termination, change, reduction or delay could have a material adverse effect on the Company's business.

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

         COMPETITION. The Company competes with the in-house repair centers of OEM'S and TPM'S for repair services. There is no assurance that these entities will choose to outsource their repair needs. In certain instances, these entities compete directly with the Company for the services of unrelated OEM'S and TPM'S. In addition to competing with OEM'S and TPM'S, the Company also competes for depot repair business with a small number of independent organizations similar in size to the Company and a large number of smaller companies. Many of the companies with which the Company competes have significantly greater financial resources than the Company. There can be no assurance that the Company will be able to compete effectively in its target markets.

             MANAGEMENT OF GROWTH. The Company's growth has placed, and will continue to place, a strain on the Company's managerial, operational and financial resources. These resources may be further strained by the geographically dispersed operations of the Company. The Company's ability to manage growth effectively will require it to continue to improve its operational, financial and management information systems; to develop the management skills of its managers and supervisors; and to train, motivate and effectively manage its employees. The Company's failure to effectively manage growth could have a material adverse effect on the Company's business. Due to factors associated with the Company's business and financial condition, there can be no assurance that the Company's growth in net sales will continue into the future.

         EXPANSION OF INTERNATIONAL SALES. During 1996, approximately 41% of the Company's sales were international. There can be no assurance that the Company will be able to successfully market, sell and deliver its products and services in these markets. In addition to the uncertainty as to the Company's ability to expand its international presence, there are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates and potentially adverse tax consequences, which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's international operations and, consequently, on the Company's business, operating results and financial condition.

         DEPENDENCE ON ACQUISITION STRATEGY. Certain of the Company's repair programs result in decreasing net sales as the installed base of the particular products under such programs decreases over time. An important component of the Company's strategy to maintain its revenue and to grow its business has been the acquisition of repair programs and complementary businesses. Competition for these types of transactions is likely to intensify. The Company's ability to effect any significant transactions requiring capital will be limited by the Company's lack of working capital and by the terms of the Company's senior credit facility and subordinated notes. There can be no assurance that the Company will be able to acquire additional repair programs or complementary businesses or, if acquired, that such operations will prove to be profitable.

         DISCONTINUED OPERATIONS; CHANGE IN STRATEGY. In September 1995, Cerplex adopted a plan to discontinue its end-of-life programs, a line of business which historically generated a significant percentage of the Company's total sales, but which experienced declining sales. Net sales from end-of-life programs declined from approximately $33 million in 1994 to $20 million in 1995. In connection with discontinuing its end-of-life business, the Company changed certain elements of its business strategy and is undergoing changes in management and operations, is developing a direct sales force and terminating the majority of its outside sales representatives, is reducing its emphasis on inventory acquisitions and is focusing on targeted customers in specific industries. There can be no assurance that such changes will positively impact the Company's business and results of operations in the short or long term.

         RISK ASSOCIATED WITH THE ABILITY OF EXISTING STOCKHOLDERS TO CONTROL THE COMPANY. As of April 4, 1997, the officers, directors, principal stockholders and their affiliates owned greater than a majority of the outstanding common stock. Although there are currently no voting agreements or similar arrangements among such stockholders, if they were to act in concert, they would be able to elect a majority of the Company's directors, determine the outcome of most corporate actions requiring stockholder approval and otherwise control the business affairs of the Company. The Board of Directors of the Company has the authority under the Company's Restated Certificate of Incorporation to issue shares of the Company's authorized preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon any unissued shares of preferred stock. The issuance of Preferred Stock may adversely affect the voting and dividend rights, rights upon liquidation and other rights of the holders of Common Stock. The issuance of preferred stock and the control by existing stockholders, if they were to act in concert, may have the effect of delaying, deferring or preventing a change in control of the Company. In April 1997, William A. Klein acquired approximately 3,663,898 shares of Common Stock upon the conversion of Series B Preferred Stock, Richard C. Davis acquired approximately 178,000 shares of Common Stock upon the conversion of Series B Preferred Stock and the Sprout Growth, II L.P. acquired approximately 7,665,541 shares of Common Stock upon the conversion of Series B Preferred Stock.

         DEPENDENCE ON KEY PERSONNEL. The Company's future success depends, to a large extent, upon the efforts and abilities of key employees. Competition for qualified personnel in the industry is intense. The loss of services of certain of these key employees could have a material adverse effect on the Company's business. During the last year, the Company has lost the services of several of its key executive officers and members of management. While the Company has filled several positions, the Company is currently searching for a new Chief Executive Officer and certain other key managers. William A. Klein, the Company's Chairman is currently acting as President and Chief Executive Officer, while the Company searches for a new Chief Executive Officer. The failure to engage a new Chief Executive Officer by May 30, 1997 will result in an event of default under the Company's senior Credit Facility.

         NO ASSURANCE OF PUBLIC MARKET FOR COMMON STOCK; POSSIBLE VOLATILITY OF STOCK PRICE. Prior to the Company's initial public offering, there was no public market for the Common Stock. On February 20, 1997, the Company was removed from the NASDAQ National Market System and commenced trading on the NASDAQ OTC Bulletin Board. There can be no assurance of an active trading market for the Company's Common Stock. In addition, the trading price of the Common Stock has been, and in the future could be, subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant contracts, changes in management or new products or services by the Company or its competitors, general trends in the industry and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations which have particularly affected the market price for many companies in similar industries and which have often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

ITEM 2.  PROPERTIES

         The Company leases certain office and warehouse facilities under operating leases and subleases which expire at various dates during the next eight years. The Company believes that the existing facilities are adequate for its current business. The Company's executive offices are located at the Tustin, California facility listed below. At April 11, 1997, a description of the facilities currently leased and subleased by the Company is as follows:

                                     SQUARE
LOCATION                            FOOTAGE                 LEASE EXPIRATION
--------                            -------                 ----------------
Bracknell, England                    3,100                  December 1999
Carrollton, Texas                    13,240                  February 1998
Ft. Lauderdale, Florida              35,314                  May 2005
Ft. Lauderdale, Florida              42,169                  May 2005
Ft. Lauderdale, Florida              96,000                  May 1997
Jeffersontown, Kentucky              77,000                  December 2001
Koln, Germany                         8,300                  September 1997
Lawrence, Massachusetts             117,000                  July 2000
Livermore, California                51,840                  May 1998
Livermore, California                38,880                  May 1997
Livermore, California                18,000                  October 1997
Milpitas, California                 23,371                  March 1998
Newburgh, New York                   57,300                  July 1997
Poughkeepsie, New York               40,432                  October 1998
Poughkeepsie, New York               27,500                  Month-to-Month
Rancho Cucamonga, California         68,900                  June 2003
Redmond, Washington                  37,040                  May 1997
Tustin, California                  120,300                  December 2000
Hunslet Leeds, England               10,650                  June 1997

         In addition, European subsidiaries of the Company own land and buildings in Enfield, England and Lille, France.

ITEM 3.  LEGAL PROCEEDINGS

         The Company acquired inventory consisting of used telephones from Lucent. At December 31, 1996, the Company had $5.9 million of inventory, production cost commitments and assets, related to the telephones acquired from Lucent, which were subsequently sold to a Company that specializes in worldwide corporate bartering. In June 1996, the Company executed a promissory note bearing interest at 9.75% in the amount of $4.6 million payable on September 15, 1996 in favor of Lucent, reflecting a portion of the amount invoiced to the Company by Lucent. Lucent has invoiced the Company for an additional $0.6 million. Due to the quality of the inventory and the lack of availability of spare parts to effect repairs, the Company believes it has claims against Lucent. The Company currently does not intend to pay the Lucent note or other Lucent invoices. If the Company is required to pay the Lucent note and other Lucent invoices in full, it would have a material adverse effect on the Company's financial resources. On October 7, 1996, the Company filed a lawsuit against Lucent in the Orange County Superior Court seeking to have the Lucent note declared invalid. On November 6, 1996, Lucent filed a cross-complaint seeking payment of the Lucent Note, alleging damages for breach of contract and seeking a constructive trust on any proceeds from the sale of the telephones. The Company's failure to have the Lucent note declared invalid, or the loss to Lucent of any of the material claims asserted by the Company, could materially and adversely affect the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                    PART II


ITEM 5.       MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
              MATTERS

MARKET INFORMATION

    As of February 20, 1997, Cerplex's Common Stock began trading on the Over-The-Counter Bulletin Board under the symbol CPLX. Prior to February 20, 1997, the Company's Common Stock traded on the NASDAQ National Market System. The following table sets forth the range of high and low sale prices for the Company's Common Stock for the fiscal quarters indicated.

Year ended December 31, 1996                   High             Low
----------------------------                  ------           -----
First quarter                                 $ 7.75           $5.03
Second quarter                                  7.13            5.75
Third quarter                                   7.25            4.88
Fourth quarter                                  5.13            0.66


Year ended December 31, 1995                    High            Low
----------------------------                   ------          -----
First quarter                                  $12.00          $6.25
Second quarter                                   9.13           5.00
Third quarter                                    8.75           4.50
Fourth quarter                                   9.00           6.25

HOLDERS OF RECORD

    At December 31, 1996, Cerplex had approximately 216 stockholders of record of the Company's Common Stock.

DIVIDENDS

    The Company has not paid dividends on its capital stock. The Company presently intends to retain earnings for use in its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of the Company's senior credit facility and the Company's subordinated notes restrict the ability of the Company to pay cash dividends.

ITEM 6.   SELECTED FINANCIAL DATA

    The following table sets forth selected financial data regarding the Company's results of operations. This information should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and related notes included elsewhere herein.

(In thousands, except share data)             1996          1995         1994         1993        1992
---------------------------------           --------      --------     --------     -------     -------
Net sales                                   $191,493      $144,328     $ 94,006     $22,945     $ 6,584
Gross profit                                  26,245        16,511       17,039       4,678         789
Income (loss) from continuing operations
  before extraordinary items                 (27,388)      (22,047)       1,195      (8,432)     (7,745)
Income (loss) from discontinued operations       -         (17,347)       1,500      13,998       7,768
Net income (loss)                           $(27,388)     $(39,394)     $   684     $ 5,556      $   23

Net income (loss) per share:
  Continuing operations                     $  (2.04)     $  (1.68)     $  0.09     $  0.16
  Discontinued operations(2)                     -           (1.33)        0.11         -
  Extraordinary item(3)                          -             -          (0.15)        -
                                            --------      --------      -------     -------
Net income (loss) per share(1)              $  (2.04)     $  (3.01)     $  0.05     $  0.16
                                            ========      ========      =======     =======
Weighted average common and common
  equivalent shares outstanding               13,419        13,091       13,446      11,363
                                            ========      ========      =======     =======

                                               1996          1995         1994        1993
                                             --------     --------      --------    -------
Total assets                                 $105,494     $101,893      $120,707    $70,544
Long-term obligations (less current
  maturities                                   56,817       68,382        60,720     34,205

--------------------------
(1) For 1993, net income per share is presented on a pro forma basis to reflect the provision for income taxes that would have been recorded had the Company's predecessor affiliated corporations been taxed as C Corporations under the Internal Revenue Code of 1986, as amended.

(2) In September 1995, the Company discontinued its end-of-life programs, a segment of the business, through a liquidation of the remaining operations. Prior period financial statements have been restated to reflect discontinuance of this segment of the business. See Note 3 to Consolidated Financial Statements.

(3) In May 1994, the Company extinguished early its Series B Subordinated Notes. As a result, $3.5 million ($2.0 million net of tax) of the original issue discount was recognized as an extraordinary item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    This report may contain forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the "Business" section under "Risk Factors."

OVERVIEW

    The Company is an independent provider of electronic parts repair, spare parts sales and management, and logistics. The Company's net sales have increased substantially over the last few years, primarily as a result of acquisitions. The Company is no longer permitted under the terms of its credit facility to engage in acquisitions. The Company's results of operations have been adversely affected over the last two years due to a variety of factors discussed below.

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

    The results of operations for 1996 reflect, to a large degree, the resolution of several matters that have been adversely impacting the Company. Specifically, the Company closed its unprofitable Texas operations and reached a settlement with the SpectraVision bankruptcy; it established reserves for the impairment of assets, and incurred additional losses on common stock received in settlement of various transactions; it closed its training operations and business, resulting in restructuring charges and asset write-downs; and, due to changes in the Company's business, or the business of third parties, the Company recorded charges for inventory write-downs, uncollectable receivables and other assets.

RESULTS OF OPERATIONS

RESULTS OF CONTINUING OPERATIONS

    The following table sets forth items from the Company's Consolidated Statement of Operations as a percentage of net sales.

                                                                  1996             1995             1994
                                                               ----------       ----------       ----------
Net sales                                                         100.0%           100.0%           100.0%
Cost of sales                                                      86.3%            88.6%            81.9%
                                                                  -----            -----            -----
Gross profit                                                       13.7%            11.4%            18.1%
Selling, general and administrative expenses                       20.6%            23.4%            12.6%
Restructuring charges                                               1.1%              --               --
                                                                  -----            ------           -----
Operating income (loss)                                            (8.0%)          (12.0)%            5.5%
                                                                  =====            ======           =====

NET SALES

    Net sales for the year ended December 31, 1996 increased $47.2 million or 32.7% to $191.5 million from $144.3 million in 1995. The increase is primarily due to the acquisitions of Cerplex SAS in June 1996 and the remaining 51% interest in MODCOMP/Cerplex in April 1996, along with a full year of sales generated by Peripheral Computer Support, Inc. ("PCS") which was acquired in June 1995. The approximately $60 million year-to-year revenue increase from these acquisitions was partially offset by approximately $10 million decrease in net sales from the sale, early in 1996, of the Company's InCirT Division, and from lower sales due to: (1) the shutdown of the Company's Texas contract manufacturing facility and Washington computer training facility in September 1996, (2) reduced sales to BT and (3) decreased sales in the North American spare parts business.

    Net sales during 1995 increased $50.3 million or 53.5% to $144.3 million from $94.0 million in 1994. The increase in net sales is primarily due to the acquisition of a repair depot of BT and the acquisition of Apex Computer in the second half of 1994, the acquisition of PCS in June 1995 and, to a lesser extent, increased sales from new customers using existing facilities.

GROSS PROFIT

    Gross profit for 1996, as a percentage of net sales, increased to 13.7%, compared with 11.4% for the prior year. The improvement in the gross profit percentage is primarily attributable to the 1996 acquisitions of Cerplex SAS and the remaining 51% interest in MODCOMP/Cerplex, together with a full year of operations from the 1995 acquisition of PCS. This gross profit improvement, however, was adversely affected by a variety of factors primarily relating to the Company's North American operations including but not limited to the impact of unprofitable contracts or operations within the Company's Texas contract manufacturing and Washington computer training facilities which were closed during the third quarter and completion of certain other unprofitable contracts which the Company was winding down. The effect of these factors included approximately $2.5 million in inventory write-downs, and $4.9 million in charges related to the contract manufacturing operations in Texas, computer training operations in Washington and telephones purchased from Lucent.

    Gross profit as a percentage of net sales during 1995 decreased to 11.4% from 18.1% in 1994. The decrease in gross profit percentage from 1994 was primarily due to losses incurred on contracts the Company was renegotiating or winding down, a reduction in new orders from SpectraVision which filed for protection under Chapter 11 of the U.S. Bankruptcy Code in May 1995, and other miscellaneous inventory adjustments.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    During 1996, selling, general and administrative ("SG&A") expenses increased by $5.7 million to $39.5 million, while as a percentage of net sales decreased to 20.8% compared with 23.4% in 1995. The increase in dollar spending is primarily due to the addition of the Cerplex SAS and MODCOMP/Cerplex acquisitions in 1996 and a full year of expenses from PCS, acquired in 1995. Increased SG&A spending was partially offset by a $2.5 million decrease in bad debt provision to $4.8 million in 1996 compared with $7.3 million in 1995.

    SG&A expenses as a percentage of net sales in 1995 increased to 23.4% from 12.6% in 1994. SG&A expenses included a $9.8 million provision representing losses on receivables from three customers, two of which were operating under Chapter 11 of the U.S. Bankruptcy Code, and losses on an investment in a stock purchase warrant. SG&A expenses were also up due to additional headcount, higher insurance expenses, and increased sales commissions.

RESTRUCTURING EXPENSES

    During the third quarter of 1996, the Company closed its contract manufacturing operations in Texas and its computer training operations in Redmond, Washington. In connection with the closure of these operations, the Company recorded restructuring charges of $2.1 million. The restructuring charges related to write-downs of property and equipment and other assets to net realizable value, accruals for lease commitments, severance pay for approximately 180 employees, and other costs needed to complete closure of the facilities.

OTHER INCOME AND EXPENSE

    Effective April 1996, the Company sold its contract manufacturing division in Tustin, California to Pen Interconnect for $3.5 million in cash and restricted common stock valued at approximately $2 million at the time of the acquisition. The gain on the sale of the InCirT Division was $0.5 million. Later in fiscal 1996, the Company determined that the value of the restricted common stock had been permanently impaired due to subsequent declines in market value and has reduced the value of these investments to the fair market value at December 31, 1996. The related loss of $1.1 million on the impairment of these investments was included in other expense.

    Equity in earnings from joint venture decreased by $2.0 million to $0.4 million in 1996 compared with $2.4 million in 1995 primarily due to the Company acquiring the remaining 51% in MODCOMP/Cerplex in April 1996 and consolidating the results of the operations and financial condition after that date. These earnings were attributed to the Company's 49% ownership in MODCOMP/Cerplex, L.P. which was formed in December 1994.

INTEREST EXPENSE

    Interest expense for 1996 increased $3.2 million to $8.3 million from $5.1 million in 1995 as a result of increased average borrowings under the Company's credit facilities, a higher weighted average interest rate and amortization of loan discount and commitment fees. Average borrowings outstanding were $63.6 million during 1996 compared with $60.1 million during 1995. The effective interest rate on credit facilities increased to 10.0% in 1996 from 8.5% in 1995. Loan amortization costs were approximately $2.3 million during 1996.

    Interest expense for 1995 increased to $5.1 million from $4.1 million in 1994. The increase in interest expense is attributed to higher weighted average borrowings outstanding incurred to finance acquisitions, increased working capital requirements and the capital contribution to MODCOMP/Cerplex. Average borrowings outstanding were $60.1 million during 1995 compared with $37.6 million during 1994. Interest expense during 1994 included $0.5 million of amortization of original issue discount related to the Company's Series B Notes which were repaid in May 1994. The effective interest rate on long-term credit facilities decreased to 8.5% in 1995 from 9.8% in 1994.

INCOME TAXES

Total income tax expense for 1996, 1995, and 1994 was allocated as follows:

                                         1996         1995         1994
                                      ----------   ----------   ----------
(dollars in thousands)
Income from continuing operations       $1,718       $2,089       $   542

Discontinued operations                     --           42         1,086

Extraordinary items                         --           --        (1,457)
                                        ------       ------       -------
                                        $1,718       $2,131       $   171
                                        ======       ======       =======

    Income tax expense during 1996 and 1995 is primarily related to income taxes on earnings of the Company's operations in Europe. The effective tax rate differs from the statutory rate primarily as a result of the impact of not recording an income benefit related to operating losses in the United States. Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The Company's valuation allowance reduces the deferred tax asset to the amount realizable. The Company has provided a full valuation allowance against net Federal and State deferred tax assets due to uncertainties surrounding their realization. The Company will evaluate the realizability of the deferred tax assets on a quarterly basis.

DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEM

    In September 1995, the Company decided to discontinue its end-of-life programs segment through a liquidation of remaining operations. In connection with the decision to discontinue its end-of-life programs, the Company provided $15.4 million for the estimated loss from liquidation of these operations, primarily related to the disposition of inventory, fixed assets and other related assets. The liquidation of non-contract operations was completed during 1996 and the remaining contractual obligations with a final customer will be completed in 1997.

    A summary of operating results for discontinued operations is shown below:

                                                    1995             1994
                                                  -------           -------
(dollars in thousands)
Net Sales                                         $19,815           $32,882
                                                  =======           =======
Income (loss) from operations
   Income (loss) before taxes                      (1,924)            2,586
   Provision for taxes                                 42             1,086
                                                  -------           -------
   Net loss from discontinued operations           (1,966)            1,500


Estimated loss from liquidation of
   Discontinued operations, no tax benefit
    recognized                                    (15,381)               --
                                                 --------           -------
   Net income (loss) from discontinued
    operations                                   $(17,347)          $ 1,500
                                                 ========           =======

    In May 1994, the Company extinguished early its Series B 9.0% Senior Subordinated Notes (the "Series B Notes") at the principal amount of $5.7 million. When the Series B Notes were issued in November 1993, they had detachable warrants to purchase 920,000 shares of common stock at $0.01 per share associated with them which were valued at $3.93 per warrant at the date of issuance. In connection with the issuance of the Series B Notes, the Company recorded an original issue discount for the difference between the fair value of the warrants at the time of issuance and the exercise price. The original issue discount was being amortized over a two year period. Pursuant to the early extinguishment of the Series B Notes the Company charged off as an extraordinary item $3.5 million ($2.0 million net of applicable taxes), or $0.15 per share during the quarter ended June 1994.

LIQUIDITY AND CAPITAL RESOURCES

  Senior Credit Facility

    The Company's senior credit agreement was established in October 1994 (the "Credit Agreement") with a group of banks led by Wells Fargo Bank. During part of 1995 and part of 1996, the Company was in default of various covenants in the Credit Agreement, which resulted in a series of waivers and amendments to the agreement. In April 1996, the Company entered into an amended Credit Agreement that reduced the maximum amount under the line of credit from $60.0 million to $48.0 million and required reductions in the total commitments to $47.0 million by September 30, 1996, to $45.0 million by December 31, 1996 and to $43.0 million by March 31, 1997. The interest rate on the Agreement was increased to prime plus 2.25% and the maturity accelerated from October 1997 to March 31, 1997. In consideration for the amendment, the Company provided the lenders with warrants to purchase 125,000 shares of common stock at $6 per share and paid certain commitment fees and out-of-pocket expenses.

    In April 1997, the agreement was again amended to provide for borrowings comprising a revolver and a term loan. The revolver has a maximum amount available of $6.0 million. The interest rate on the revolver is the prime lending rate plus 2.25%. The term loan is for $38.9 million and carries an interest rate of prime lending rate plus 3.125%. In addition, the Company must use to pay down the term loan 66.67% of all cumulative cash flow in excess of $9.0 million during 1997, and generally the Company must use to pay down the term loan 66.67% of all proceeds from asset, stock investment and subsidiary sales, as well as 25% of the proceeds of any equity offerings. The Company reduced the term loan and the revolver by an aggregate of approximately $8.25 million on April 11, 1997 in connection with the sale of PCS described below. The amended Credit Agreement expires May 1, 1998. In consideration for the amendment to the Credit Agreement, the Company was required to provide the lenders with warrants to purchase 750,000 shares of the Company's common stock at an exercise price of $0.60, and to pay certain commitment fees and out-of-pocket expenses. In addition, the warrants issued April 1996 were repriced to an exercise price of $0.60. The April 1997 Credit Agreement includes revised covenants for profitability, current ratio, minimum tangible net worth, leverage and working capital. In addition there is a covenant requiring the Company to hire a Chief Executive Officer by May 30, 1997.

  Subordinated Notes

    In November 1993, the Company sold $17.3 million in principal amount of its Series A 9.0% (changed to 9.5% in October 1994) Senior Subordinated Notes and $5.7 million in principal amount of its Series B 9.0% Senior Subordinated Notes with 920,000 detachable warrants to purchase common stock. The detachable warrants were issued at the option price of $.01 per share resulting in an original issue discount of $3.6 million on the Series B 9.0% Senior Subordinated Notes. The Series A Senior Subordinated Notes accrued interest at the rate of 9.5% per annum, payable quarterly, with principal amount thereof payable in three equal installments in November 1999, 2000 and 2001. The Company is subject to certain financial and other covenants which include restrictions on the incurrence of additional debt, payment of any dividends and certain other cash disbursements as well as the maintenance of certain financial ratios.

    During part of 1996 and 1997, the Company was in default of various covenants under the Note Purchase Agreement, which resulted in a series of waivers and amendments. In April 1996, the Company entered into an amendment to the Note Purchase Agreements which revised the covenants for maximum leverage, net worth and fixed charges. In consideration for the amendment to the Note Purchase Agreements, the Company was required to provide the Senior Subordinated Note Holders 1,000,000 warrants to purchase common stock at $6.00 per share. The warrants issued pursuant to the amended Note Purchase Agreements, and the amended Credit Agreement discussed above, were recorded at fair market value with such amount amortized as a charge against income over the period of the warrants. In November 1996, the Company entered into amendments to the Note Purchase Agreements which revised certain financial covenants. As compensation for the amendments, the company repriced the warrants issued in April 1996 from $6.00 per share to $2.50 per share.

    In April 1997, the Note Purchase Agreement was again amended revising certain covenants. Interest is now payable semi-annually instead of quarterly. The term of the Agreement is unchanged from the prior Agreement. In consideration for the amendment, the Company repriced the warrants issued in April 1996 to the April 4, 1997 market price of $0.60 per share of common stock.

  Miscellaneous

    Effective April 1, 1996, the Company sold its contract manufacturing operations in Tustin, California for $3.5 million cash and restricted Common Stock valued at approximately $2.0 million at the time of the acquisition. The Company was required to use $2.0 million of the proceeds from the sale of the InCirT Division to repay a portion of the borrowings under the Credit Agreement. In April 1996, the Company received a distribution from its earnings of MODCOMP/Cerplex of $3.0 million which was used to acquired the remaining 51% of this partnership.

    In May 1996, the Company acquired Rank Xerox Limited's subsidiary, Cerplex SAS, for $6.1 million, including estimated taxes, registration fees, legal, accounting, and other out-of-pocket expenses of $1.2 million. Under the terms of the Stock Purchase Agreement, the Company has agreed to certain financial covenants over a four-year period that limit the amount of dividends and payments in the nature of corporate charges paid by Cerplex SAS; the maintenance of Cerplex SAS' current ratio greater than one; and restrictions on guarantees with respect to Cerplex and its subsidiaries (excluding Cerplex
SAS). Accordingly, the cash of Cerplex SAS is generally not available to Cerplex for financing operations outside of Cerplex SAS.

    In June 1996, the Company issued 8,000 shares of Series B Stock at $1,000 per share in a private placement. The Series B Stock is convertible into Common Stock of the Company at the option of each holder at the lower of $5.07 per share or 80% of the average closing bid price over a ten-day period ending three days prior to the date of conversion. The Series B Stock has certain rights, privileges and preferences, including a $2,000 per share preference in the event of a sale of the Company. The Board of Directors may not pay dividends to the holders of the Company's Common Stock unless and until the Board has paid an equivalent divided to the holders of Series B Stock based upon the number of shares of Common Stock into which each share of Series B Stock is convertible. As of April 11, 1997, 5,930 shares of the Series B Preferred Stock had been converted into approximately 16,150,000 shares of Common Stock.

    On April 11, 1997, the Company sold Peripheral Computer Support, Inc. ("PCS"), a subsidiary of the Company, for $14.5 million in cash and the cancellation of $500,000 of indebtedness. Of such amount, $8.25 million was used to pay down bank debt, $500,000 was placed into escrow, and approximately $750,000 was used to pay expenses associated with the transaction.

    The Company or it subsidiaries are required to pay BT 1.8 million pounds in 1999 or earlier if certain sales volumes are reached.

    The Company acquired inventory consisting of used telephones from Lucent Technologies, Inc. ("Lucent"). At September 29, 1996, the Company had $7.0 million of inventory, production cost commitments and assets related to the telephones acquired from Lucent. In June 1996, the Company executed a promissory note bearing interest at 9.75% in the amount of $4.6 million payable on September 15, 1996 in favor of Lucent, reflecting a portion of the amount invoiced to the Company by Lucent (the "Lucent Note"). Lucent has invoiced the company for an additional $6.0 million. Due to the quality of the inventory and the lack of availability of spare parts to effect repairs, the Company believes it has the inventory and the lack of availability of spare parts to effect repairs, the Company believes it has claims against Lucent. The Company currently does not intend to pay the Lucent note or other Lucent invoices. If the Company is required to pay the Lucent Note and other Lucent invoices in full, it would have a material adverse effect on the Company's financial resources. On October 7, 1996, the Company filed a lawsuit against Lucent in the Orange County Superior Court seeking to have the Lucent Note declared invalid. On November 6, 1996, Lucent filed a cross-complaint seeking payment of the Lucent Note, alleging damages for breach of contract and seeking a constructive trust on any proceeds from the sale of the telephones. The Company's failure to have the Lucent Note declared invalid, or the loss to Lucent of any of the material claims asserted against the Company, could materially and adversely affect the Company.

    In October 1996, the Company entered into a transaction with Atwood Richards, Inc. ("ARI") pursuant to which the Company is obligated to continue to repair and refurbish the remaining telephones in inventory through December 31, 1996, and deliver 100% of the repaired product to ARI. The Company will receive trade credits for up to $7.5 million in goods and services depending on the number of telephones repaired. The trade credits received from ARI may be used to acquire various goods and services. There can be no assurance that the Company will be able to use the trade credits in the near term, if at all.

    The Company's primary source for liquidity is cash flow from operations and its ability to reduce working capital requirements. The Company has limited available capacity under its Credit Agreement. Management believes it will remain in compliance with the financial covenants set forth in the revised Credit Agreement throughout 1997, and that the borrowing capacity combined with the net proceeds from the sale of PCS and forecasted cash flow from operations will be sufficient to meet the working capital needs for 1997. There can be no assurance that the existing borrowing capacity and cash flow from operations will be adequate.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Company's consolidated financial statements and schedule appear in a separate section of this Annual Report on Form 10-K beginning on pages F-1 and S-1, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURES

      None

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Set forth below, as of March 31, 1997, for each director and executive officer of Cerplex is information regarding his age, the period he has served as a director or executive officer, position(s) with Cerplex, any family relationship with any other director or executive officer of Cerplex and the directorships currently held by him in corporations whose shares are publicly registered.


 NAME, AGE AND
 FIRST YEAR AS DIRECTOR

 Richard C. Davis, 47, 1990  . . . .   Richard Davis has served as a member of the Board of Directors of
                                       Cerplex since May 1990 and as the President of International Operations
                                       of Cerplex since October 1995.  Prior to October 1995 Mr. Davis served as the President of Cerplex and in various executive positions since May
                                       1990.  Mr. Davis was the Chief Financial Officer of each of EMServe,
                                       Inc., Diversified Manufacturing Services, Inc. and InCirT Technology
                                       Incorporated from July 1991, June 1991 and February 1990, respectively, until September 1993 at which time such entities were consolidated with the Company.  Mr. Davis was Vice President and Chief Financial Officer
                                       of Century Data, Inc. from 1986 until 1990.  Prior to 1986, Mr. Davis held various financial, accounting and managerial positions within Xerox
                                       Corporation.

 Robert Finzi, 43,  1993 (1)(2). . .   Mr. Finzi has been a Vice President of the Sprout Group, a division of
                                       DLJ  Capital Corporation, which is the managing general partner of Sprout
                                       Growth II, L.P. and an affiliate of Donaldson, Lufkin & Jenrette
                                       Securities Corporation since May 1991.  Mr. Finzi is also a general partner of the general partner of a series of investment funds managed by the Sprout Group and a limited partner of the general partner of ML
                                       Ventures II, L.P.  From 1984 to 1991, Mr. Finzi was a Vice President of
                                       Merill Lynch Venture Capital.  Mr. Finzi also serves as a director of
                                       Platinum Software Corporation and a number of private companies.

 Robert W. Hughes, 44, 1997 . . .      Mr. Hughes was appointed to the position of Senior Vice President and
                                       Chief Financial Officer on March 10, 1997.  Prior to joining Cerplex, Mr.
                                       Hughes served as Vice President, Chief Financial Officer and Treasurer
                                       of Financial World Partners from November 1995 to May 1996.  Mr. Hughes was Chief Financial Officer, International Operations at MAI Systems
                                       Corporation from February 1993 to November 1994.  From May 1989 to
                                       August 1992, Mr. Hughes was Chief Financial Officer and Corporate
                                       Secretary of Focus Technologies, Inc. Prior to 1989, Mr. Hughes served as Senior Audit Manager of KPMG Peat Marwick, LLP for seven years.

 Jerome Jacobson, 75, 1993 (1) . . .   Mr. Jacobson serves as a Director of Datawatch  Corporation and as an individual general partner of ML Ventures II, L.P. since  1987.  Mr.
                                       Jacobson is President of Economic Studies, Inc. and an independent financial advisor and economic consultant.  Mr. Jacobson was Executive
                                       Vice President of Bendix Corporation from 1974 to 1980 and was Vice
                                       Chairman of Burroughs Corporation from 1981 to 1984.

 Patrick S. Jones, 51, 1996 (1). . .   Mr. Jones has served as Vice President/Corporate Controller for Intel
                                       Corporation since 1992.  As such, he is responsible for worldwide accounting, international finance and administration at Intel's overseas locations, accounting services, external reporting, and all financial systems applications.  Prior to 1992, Mr. Jones served as Vice President and Chief Financial Officer of LSI Logic Corporation.


 William A. Klein, 56, 1990  . . . .   William Klein has been the Chairman of the Board of Directors of Cerplex since its inception in May 1990. Mr. Klein also served as the Company's
                                       Chief Executive Officer from August 1993 until October 1995 and again since October 1996.  Mr. Klein was Chairman of InCirT Technology
                                       Incorporated from 1990 until September 1993 at which time such entities were consolidated with the Company.  Mr. Klein was previously President and Chief Executive Officer of Century Data, Inc. from 1986 until 1990.
                                       Mr. Klein was the founder and Chief Executive Officer of Cybernex from
                                       October 1981 until its merger with Read-Rite in 1986.  Prior to October
                                       1981, Mr. Klein held various positions over a 19-year period with IBM in engineering, manufacturing and management.  Mr. Klein serves as a director of Smartflex Systems Inc., and on the Boards of several private companies.

 Myron Kunin, 67, 1995 (1)(2) . .      Mr. Kunin has served as Chairman of the Board of Regis Corporation since
                                       1983.  Mr. Kunin also served as the Chief Executive Officer until July
                                       1995.  From 1967 to 1987 he was President of Regis Corporation, and from
                                       1954 to 1965 he served as its Vice President.  Mr. Kunin has been  a director of Regis Corporation since 1954.  Mr. Kunin has been a director and major stockholder of Nortech Systems, Inc. since 1990.  Mr. Kunin serves on the Board of Directors of Smartflex Systems Corporation and
                                       serves on the boards of several private companies.


 Philip E. Pietrowski, 52, 1995        Mr. Pietrowski was promoted to President of Cerplex North America
                                       Operations in January 1997.  He joined the Company in October, 1995 as
                                       Vice President of Logistics and  was promoted to Senior Vice President of
                                       North American Operations in January 1996.  Mr. Pietrowski spent twenty-
                                       four years at Digital Equipment Corporation in Massachusetts, holding various senior level positions.  The last position he held with Digital
                                       Equipment was Corporate Multivendor Services Business Manager, where Mr.
                                       Pietrowski was responsible for worldwide service logistics, repair of information systems and administration.

-------------------------
(1)    Member of the Audit Committee.
(2)    Member of the Compensation Committee.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         There were no known filing delinquencies or failure to file with respect to reports on Forms 3, 4 and 5 which were required to be filed pursuant to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by members of the Board of Directors, the executive officers of Cerplex, and beneficial owners of more than ten percent of the outstanding shares of the Company's Common Stock during 1996.

ITEM 11.   EXECUTIVE COMPENSATION

         The following table sets forth the compensation awarded to, earned by or paid for services rendered to the Company in all capacities during the 1996, 1995, and 1994 fiscal years by (i) the Company's Chief Executive Officers during fiscal 1996 and (ii) the Company's four other most highly compensated executive officers who were serving as executive officers at the end of fiscal 1996 (together, the "Named Executive Officers"). No executive officer who would have otherwise been includable in such table on the basis of salary and bonus earned for the 1996 fiscal year resigned or terminated employment during the fiscal year.

                           SUMMARY COMPENSATION TABLE
                              ANNUAL COMPENSATION


                                                                            Compensation
                                            Annual Compensation              Securities
                                        --------------------------------     Underlying       All Other
Name and Principal Position     Year    Salary($)   Bonus($)    Other($)     Options(#)   Compensation($)(1)
---------------------------     ----    ---------   --------    --------    ------------  ------------------
William Klein(2)                1996    $400,036          --          --              --               2,979
  Chairman of the Board         1995     415,422          --          --              --                 791
                                1994     392,343          --          --              --                 660

James T. Schraith(3)(6)         1996     354,216          --          --              --               1,197
  President and                 1995      84,612          --          --         500,000                 195
  Chief Executive Officer       1994          --          --          --              --                  --

Richard C. Davis                1996     217,624          --       6,250              --               2,979
  President of International    1995     202,356          --          --              --                 791
  Operations                    1994     196,197          --          --              --                 660

James R. Eckstaedt(4)(6)        1996      74,038          --          --              --                 684
  Senior Vice President and     1995          --          --          --              --                  --
  Chief Financial Officer       1994          --          --          --              --                  --

Philip E. Pietrowski            1996     170,155          --       7,500              --               2,979
  Senior Vice President         1995      89,250      20,000       1,000              --                  66
  North American Operations     1994          --          --          --              --                  --

Ray Robidoux(5)(6)              1996     116,308      12,500       6,000              --               1,539
  Senior Vice President         1995          --          --          --              --                  --
  Sales and Marketing           1994          --          --          --              --                  --


(1) Reflects payments of term life insurance premiums for each Named Executive Officer.

(2) Mr. Klein served as the Company's Chief Executive Officer until October 1995 and was re-appointed to such position in October 1996.

(3) Mr. Schraith left the Company in October 1996. Had Mr. Schraith been employed by the Company for all of 1996 his salary would have been $400,000 and the amount of life insurance premiums paid by the Company would have been $2,979.

(4) Mr. Eckstaedt joined the Company in July1996. Had Mr. Eckstaedt been employed by the Company for all of 1996 his salary would have been $175,000 and the amount of life insurance premiums paid by the Company would have been $2,979.

(5) Mr. Robidoux joined the Company in April 1996. Had Mr. Robidoux been employed by the Company for all of 1996 his salary would have been $175,000 and the amount of life insurance premiums paid by the Company would have been $2,979.

(6)   No longer employed by the Company.

STOCK OPTIONS

         The following table sets forth, for the year ended December 31, 1996, information concerning the grant of options to purchase shares of Common Stock under the Company's 1993 Restated and Amended Stock Option Plan to the Named Executive Officers. No stock appreciation rights have been granted to any of the Named Executive Officers.


                       OPTION GRANTS IN LAST FISCAL YEAR


                                 Percent of Total                               Potential Realizable
                     Number of       Options                                      Value at Assumed
                     Securities     Granted to                                   Annualized Rates of
                     Underlying     Employees       Exercise Of                      Stock Price
                      Options       in Fiscal       Base Price    Expiration      ($) Appreciation
Name                  Granted         Year          ($/Sh)(2)        Date         For Option Term(3)
------------------   ----------  ---------------    -----------   ----------    ---------------------
                                                                                   5%          10%

James R. Eckstaedt      60,000          6.5%            $6.58      07/16/06      248,216     629,028
                        50,000          5.4%            $1.75      11/04/06       55,028     139,452

Philip E. Pietrowski    20,000          2.1%            $6.63      01/23/06       83,329     211,171
                        50,000          5.5%            $1.75      11/04/06       56,129     142,242

Ray Robidoux            40,000          4.3%            $6.63      04/16/06      166,657     422,342
                        50,000          5.4%            $1.75      11/04/06       55,028     139,452


(1) Based on option grants for an aggregate of 927,000 shares granted to employees in 1996, including the options granted to the Named Executive Officers.

(2) The exercise price per share of the options granted represents the fair market value of the underlying shares of Common Stock on the date the options were granted, as determined by the Company's Compensation Committee. The exercise price may be paid in cash or in shares of the Company's Common Stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares. The Company may also finance the option exercise by loaning the optionee sufficient funds to pay the exercise price for the purchased shares and the federal and state income or employment tax liability incurred by the optionee in connection with such exercise. The optionee may be permitted, subject to the approval of the Compensation Committee, to apply a portion of the shares purchased under the option (or to deliver existing shares of Common Stock) in satisfaction of such tax liability.

(3) Potential realizable value is based on the assumption that the price per share of Common Stock appreciates at the assumed annual rate of stock appreciation for the option term. There is no assurance that the assumed 5% and 10% annual rates of appreciation (compounded annually) will actually be realized over the term of the option. The assumed 5% and 10% annual rates are set forth in accordance with the rules and regulations adopted by the Securities and Exchange Commission and do not represent the Company's estimate of stock price appreciation.

OPTION EXERCISES AND HOLDINGS

         The table below sets forth information concerning unexercised options held as of the end of such year by the Named Executive Officers. No stock options or stock appreciation rights were exercised during such fiscal year and no stock appreciation rights were outstanding at the end of such fiscal year.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                               Number of Securities
                              Underlying Unexercised        Value of Unexercised in-the-
                                 Options at FY-End           Money Options at FY-End(1)
                           ----------------------------     -----------------------------
       Name                Exercisable    Unexercisable     Exercisable     Unexercisable
       ----                -----------    -------------     -----------     -------------
 William A. Klein                --               --                --             --

 James T. Schraith          128,550          312,194           $     0        $     0

 Richard C. Davis                --               --                --             --

 James R. Eckstaedt              --          110,000                --        $     0

 Philip E. Pietrowski         5,833           85,167           $     0        $     0

 Ray Robidoux                    --           90,000                --             --

----------------------
(1) Based upon the market price of $1.06 per share, which was the closing selling price per share of Common Stock on the Nasdaq National Market on December 27, 1996, the last business day of the 1996 fiscal year, less the option exercise price payable per share.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
AGREEMENTS

         None of the Company's executive officers have employment agreements with Cerplex, and their employment may be terminated at any time at the discretion of the Board of Directors. The Compensation Committee has the discretionary authority as administrator of the Company's 1993 Plan to provide for the accelerated vesting of the shares of Common Stock subject to outstanding options upon the happening of certain events, including, without limitation, a change in control of the Company whether by successful tender offer for more than 50% of the outstanding voting stock or by proxy contest for the election of Board members. The options held by each executive officer will vest and become immediately exercisable in the event of the termination of any executive officer within twelve months (12) following a change in control of the Company. In addition, certain of the Company's executive officers will be entitled to receive a payment equal to the base salary for one (1) year in the event of a change in control of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Messrs. Robert Finzi and Myron Kunin served as members of the Company's Compensation Committee during the 1996 fiscal year.

COMPENSATION OF DIRECTORS

         Each director has received $6,000 per quarter as a retainer fee, $1,000 per Board meeting attended and $1,000 per committee meeting attended since January 1, 1994 In addition, each non-employee Board member is eligible to receive automatic option grants under the Company's 1993 Plan as follows: (i) each individual who is first elected or appointed a non-employee Board member at or after the 1996 Annual Stockholders Meeting will automatically be granted, on the date of such initial election or appointment, an option to purchase 20,000 shares of Common Stock and (ii) on the date of each Annual stockholders Meeting, each individual who is reelected to serve as a non-employee Board member will automatically be granted an option to purchase 10,000 shares of Common Stock, provided such individual has served as a non-employee Board member for at least six months prior to the date of the Annual Meeting. The following directors were granted an option to purchase 10,000 shares of Common Stock at the 1996 Annual Meeting: Robert Finzi, Jerome Jacobson, and Myron Kunin. Patrick Jones was granted an option to purchase 20,000 shares of Common Stock at the 1996 Annual Meeting as he was first elected to the Board at such meeting.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information known to Cerplex regarding the ownership of Cerplex's Common Stock as of April 4, 1997 by (i) each Named Executive Officer of Cerplex (as such term is defined under the caption "Executive Compensation," (ii) each director and nominee for director of Cerplex, (iii) all current directors and executive officers of Cerplex as a group, and (iv) each stockholder known to Cerplex to be a beneficial owner of more than five percent (5%) of Cerplex's Common Stock.

                                      Amount and
                                      Nature of
                                      Beneficial           Percent of
   Name of Beneficial Owner          Ownership(#)            Class
   ------------------------          ------------          ---------

 William A. Klein(1) . . . . . .      8,654,281              43.2%

 Myron Kunin(2)  . . . . . . . .        982,642               4.9

 Richard C. Davis  . . . . . . .        679,204               3.4

 Jerome Jacobson(3)  . . . . . .         45,105                 *

 Robert Finzi(4) . . . . . . . .         33,500                 *

 Patrick S. Jones(5) . . . . . .         20,000                 *

 James R. Eckstaedt  . . . . . .              0                 *

 Philip E. Pietrowski  . . . . .              0                 *

 Ray Robidoux  . . . . . . . . .              0                 *

 James T. Schraith . . . . . . .              0                 *

 All current directors and
  executive officers as a group
  (8 persons)(6) . . . . . . . .     10,437,232              51.8

 DLJ Capital Corporation (7) . .     13,240,154              39.9
     277 Park Avenue
     New York, NY  10172

 Sprout Growth II, L.P. (8)  . .     11,981,579              38.3
     277 Park Avenue
     New York, NY  10172
-------------------
 *   Less than 1%

(#) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "Commission") and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options, warrants and shares of Series B Preferred Stock which are currently exercisable or convertible or which will become exercisable or convertible within sixty (60) days after April 4, 1997 are deemed outstanding for computing the beneficial ownership of the person holding such option, warrant or share of Series B Preferred Stock, but are not outstanding for computing the beneficial ownership of any other person or entity. The shares of Series B Preferred Stock are convertible into shares of Common Stock at a conversion rate which fluctuates based on the trading price of the Company's Common Stock. For the purposes of the foregoing table and the footnotes below, each share of Series B Preferred Stock is assumed to be convertible into 4,885 shares of Common Stock, which is the applicable conversion rate for a conversion effected on April 4, 1997. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(1) Includes 2,442,599 shares of Common Stock held by the Klein Investments Family Limited Partnership (the "Partnership"), 1,271,299 shares of Common Stock held by the Klein 1994 Charitable Remainder Unitrust (the "Trust"), and 180,000 held by the Klein Foundation. Mr. Klein disclaims beneficial ownership of these shares except to the extent of his indirect interest in the shares held by the Partnership and the Trust.

(2) Includes 30,000 shares of Common Stock issuable upon the exercise of immediately exercisable options.

(3) Includes 20,000 shares of Common Stock issuable upon the exercise of immediately exercisable options.

(4) Includes 40,000 shares issuable upon the exercise of immediately exercisable options held by Mr. Finzi for the beneficial ownership of DLJ Capital Corporation. Mr. Finzi disclaims beneficial ownership of these shares. The Sprout Growth II, L.P. purchased 2,269 shares of Series B Preferred and DLJ Capital Corporation purchased 231 shares of Series B Preferred. Robert Finzi, a director of the Company, serves as a Vice President of Sprout Group, a division of DLJ Capital Corporation, and is a general partner of one of the general partners of Sprout Growth II, L.P. As such, Mr. Finzi may be deemed the beneficial owner of the shares of Common Stock held by Sprout Growth II, L.P. Mr. Finzi disclaims such beneficial ownership except to the extent of his indirect partnership interest in Sprout Growth II, L.P.

(5) These 20,000 shares of Common Stock are issuable upon the exercise of immediately exercisable options.

(6) This number reflects the stock ownership of the Company's executive officers and directors as of April 4, 1997 (which are named in "Directors and Executive Officers of the Registrant" herein), which incorporates the shares and options referenced in footnotes (1) through (5) above.

(7) Includes 11,931,579 shares beneficially owned by Sprout Growth II, L.P. (see footnote 8 below). DLJ Capital Corporation, as the managing general partner of Sprout Growth II, L.P., may be deemed to share voting and dispositive power with respect to these shares. DLJ Capital Corporation disclaims beneficial ownership of these shares except to the extent of its direct and indirect partnership interests in Sprout Growth II, L.P. Also includes 231 shares of Series B Preferred Stock which were convertible into 1,128,481 shares of Common Stock on April 4, 1997. Also includes 53,826 shares of Common Stock issuable upon the exercise of options held by Mr. Finzi for the beneficial ownership of DLJ Capital Corporation. See footnote (4) above.

(8) Includes 2,269 shares of Series B Preferred Stock which were convertible into 11,084,514 shares of Common Stock on April 4, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company subleases certain real property for its operations in Irvine, California and in Newburgh, New York from WC Cartwright Corporation, a California corporation ("WC Cartwright"). Messrs. Klein and Davis and Ms. Carolyn J. Klein (the spouse of Mr. Klein) are officers, directors and principal shareholders of WC Cartwright. In 1996, the Company paid to WC Cartwright an aggregate of $540,000 in rent for use of the real property located in Irvine, California and $258,000 in rent for use of the real property located in Newburgh, New York. Under its subleases with WC Cartwright, the Company is obligated to remit monthly lease payments to WC Cartwright in the amount of $44,982 through January 1997 with respect to the Irvine, California property, and $22,204 to $21,010 per month (on a graduated rent basis) through July 1997 with respect to the Newburgh, New York real property.

    In June 1996, the Company issued 8,000 shares of Series B Preferred Stock at $1,000 per share in a private placement. The Sprout Growth II, L.P. purchased 2,269 shares of Series B Preferred and DLJ Capital Corporation purchased 231 shares of Series B Preferred. Robert Finzi, a director of the Company, serves as a Vice President of Sprout Group, a division of DLJ Capital Corporation, and is a general partner of one of the general partners of Sprout Growth II, L.P.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K


     (A)  DOCUMENTS FILED AS PART OF THIS REPORT:

          (1)  FINANCIAL STATEMENTS

          The Company's financial statements appear on the pages referenced below:

                                                                              Page
                                                                              ----
          Independent Auditors' Report  . . . . . . . . . . . . . . . . .     F-1
          Consolidated Balance Sheets as of December 31, 1996 and 1995  .     F-2
          Consolidated Statements of Operations for the years ended
            December 31, 1996, 1995 and 1994  . . . . . . . . . . . . . .     F-3
          Consolidated Statements of Stockholders' Equity (Deficiency)
            for the years ended December 31, 1996, 1995 and 1994  . . . .     F-4
          Consolidated Statements of Cash Flows for the years
            ended December 31, 1996, 1995 and 1994  . . . . . . . . . . .     F-5
          Notes to Consolidated Financial Statements  . . . . . . . . . .     F-6

          (2)  FINANCIAL STATEMENT SCHEDULE:

          The Company's financial statement schedule appears on the page referenced below:

                          SCHEDULE                                   PAGE
                          --------                                   ----
          II  -  Valuation and Qualifying Accounts                    S-1

          (3) EXHIBITS:


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

2.3        Certificate of Ownership and Merger of Registrant with      Incorporated herein by reference  to
           and into The Cerplex Group Subsidiary, Inc. dated as of     Exhibit 2.2 to the Company's
           November 12, 1993.                                          Registration Statement on Form S-1
                                                                       (File No. 33-75004) which was declared
                                                                       effective by the Commission on April
                                                                       8, 1994.

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

2.5        Purchase and Sale Agreement dated as of July 29, 1994,      Incorporated herein by reference to
           by and among The Cerplex Group, Inc., Cerplex Limited,      Exhibit 2 to the Form 8-K filed July
           BT Repair Services Limited and BT.                          29, 1994.

2.6        Contract for repair, calibration and warehousing of         Incorporated herein by reference to
           certain items of BT Equipment dated as of July  29,         Exhibit 10 to the  Form 8-K filed July
           1994, among The Cerplex Group and Cerplex Limited and       29, 1994.
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

2.9        Limited Partnership Agreement of Modcomp/Cerplex L.P.       Incorporated herein by reference to
           effective December 1, 1994.                                 Exhibit 2.8 to the Company's Annual
                                                                       Report on Form 10-K for the fiscal
                                                                       year ended January 1, 1995.

2.10       Put/Call Option Agreement effective December 1, 1994 by     Incorporated herein by reference to
           and among Cerplex Subsidiary, Inc., The Cerplex Group,      Exhibit 2.8 to the Company's Annual
           Inc., Modular Computer Systems, Inc. and Modcomp Joint      Report on Form 10-K for the fiscal
           Venture Inc.                                                year ended January 1, 1995.

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

2.13 Stock Purchase Agreement dated March 28, 1997 relating to all of the outstanding stock of Peripheral Computer
           Support, Inc. among the Company, PCS Acquisition
           Co., Inc., and Lincolnshire Equity Partners, L.P.

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

4.10       Amendment to Note Purchase Agreement, dated as of           Incorporated herein by reference to
           October 27, 1994, by and among the Company,                 Exhibit 4.10 to the Company's Annual
           Northwestern Mutual Life Insurance Company, John            Report on Form 10-K for the fiscal
           Hancock Mutual Life Insurance Company and North             year ended March 31, 1995.
           Atlantic Smaller Companies Trust P.L.C. (collectively,
           the "Noteholders").

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

4.12       Warrant Agreement dated as of April 15, 1996 by and         Incorporated herein by reference to
           among Company, The Northwestern Mutual Life Insurance       Exhibit 4.12 to the Company's Annual
           Company, John Hancock Mutual Life Insurance Company and     Report on Form 10-K for the fiscal year
           North Atlantic Smaller Companies Investment Trust PLC.      December 31, 1995.

4.13       First  Amendment to  Warrant  Agreement dated  April 15,    Incorporated herein by reference to
           1996  by and  among Company and  each of  the holders of    Exhibit 4.13 to the Company's
           warrants listed on  Schedule A thereto, with respect  to    Annual Report on Form 10-K for the
           that certain Warrant Agreement dated November 19, 1993.     fiscal year ended December 31, 1995.

4.14       First Amendment  to Observation  Rights Agreement  dated    Incorporated herein by reference to
           as  of April 15,  1996 between  Company and certain note    Exhibit 4.14 to the Company's
           purchasers.                                                 Annual Report on Form 10-K for the
                                                                       fiscal year ended December 31, 1995.

4.15       Third Amendment  to Registration Rights Agreement  dated    Incorporated herein by reference to
           as   of  April  15,  1996  by  and  among  Company,  the    Exhibit 4.15 to the Company's
           investors of  Company listed on  Schedule A thereto  and    Annual Report on Form 10-K for the
           the security  holders of  Company listed  on Schedule  B    fiscal year ended December 31, 1995.
           thereto.

4.16       Warrant  Agreement dated  April 15,  1996 by  and  among    Incorporated herein by reference to
           Company,   Wells   Fargo  Bank,   National  Association,    Exhibit 4.16 to the Company's
           Sumitomo     Bank     of    California,     BHF     Bank    Annual Report on Form 10-K for the
           Aktiengesellschaft and Comerical Bank-California.           fiscal year ended December 31, 1995.

4.17       Waiver and  Amendment Agreement  dated October  31, 1996    Filed herein.
           by and among the Company and the Noteholders.

4.18       Waiver and Amendment  Agreement dated  December 9,  1996    Filed herein.
           by and among the company and the Noteholders.

4.19       Side  Letter  dated  March  28, 1997  by  and  among the    Filed herein.
           Company and the Noteholders.

4.20       Amended  and  Restated  Note  Purchase  Agreement  dated    Filed herein.
           April  9,  1997  by  and  among  the  Company  and   the
           Noteholders.

4.21       Second  Amendment to  Warrant Agreement  dated  April 9,    Filed herein.
           1997, by and among the Company  and each of the  holders
           of warrants listed  on Schedule A thereto, which  Second
           Amendment amends  the Warrant  Agreement dated  November
           19, 1993  as amended by  the First  Amendment to Warrant
           Agreement dated April 15, 1996.

4.22       Second  Amendment  to Warrant  Agreement dated  April 9,    Filed herein.
           1997 by  and among the Company  and each  of the holders
           of warrants listed  on Schedule A thereto, which  Second
           Amendment amends the  Warrant Agreement dated April  15,
           1996, as  amended by  a Waiver  and Amendment  Agreement
           dated October 31, 1996.

4.23       Amended and Restated  Warrant Agreement  dated April  9,    Filed herein.
           1997  by  and  among  the  Company;  Wells  Fargo  Bank,
           National Association; BHF-Bank Aktiengesellschaft; and
           Citibank, N.A.

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


10.2       Form of Stock Option Agreement pertaining to the 1990       Incorporated herein by reference to
           Plan.                                                       Exhibit 10.2 to the Company's
                                                                       Registration Statement on Form S-1
                                                                       (File No. 33-75004) which was declared
                                                                       effective by the Commission on April
                                                                       8, 1994

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

10.11      Master Task Agreement dated December 1, 1991, by and        Incorporated herein by reference to
           between International Business Machines Incorporated        Exhibit 10.11 to the Company's
           ("IBM") and the Registrant, together with Amendment to      Registration Statement on Form S-1
           Master Agreement and Task Order.                            (File No. 33-75004) which was declared
                                                                       effective by the Commission on April
                                                                       8, 1994.


10.12      Master Agreement dated May 6, 1992 by and between IBM       Incorporated herein by reference to
           and the Company.                                            Exhibit 10.12 to the Company's
                                                                       Registration Statement on Form  S-1
                                                                       (File No. 33-75004) which was declared
                                                                       effective by the Commission on April
                                                                       8, 1994.

10.13      Technology Services Agreement effective March 1, 1993,      Incorporated herein by reference to
           by and between Novadyne Computer Systems, Inc.              Exhibit 10.13 to the Company's
           ("Novadyne") and Cerplex Incorporated (a California         Registration Statement on Form S-1
           corporation and a predecessor of the Registrant),           (File No. 33-75004) which was declared
           together with Amendments Nos. 1 and 2.                      effective by the Commission on April
                                                                       8, 1994.

10.14      Technology Services Agreement effective December  17,       Incorporated herein by reference to
           1993, by and between Spectradyne, Inc. ("Spectradyne")      Exhibit 10.14 to the Company's
           and the Registrant.                                         Registration Statement on Form S-1
                                                                       (File No. 33-75004) which was declared
                                                                       effective by the Commission on April
                                                                       8, 1994.

10.15      Repair Services Agreement dated January 1, 1994 by and      Incorporated herein by reference to
           between Bull HN Information Systems, Inc. and the           Exhibit 10.24 to the Company's
           Registrant.                                                 Registration Statement on Form S-1
                                                                       (File No. 33-75004) which was declared
                                                                       effective by the Commission on April
                                                                       8, 1994.

10.16      Form of Indemnity Agreement                                 Incorporated herein by reference to
                                                                       Exhibit 10.15 to the Company's
                                                                       Registration Statement on Form S-1
                                                                       (File No. 33-75004) which was declared
                                                                       effective by the Commission on April
                                                                       8, 1994.


10.17      Lease Agreement dated April 1, 1992 by and between          Incorporated herein by reference to
           Henry G. Page Jr., and Diversified Manufacturing            Exhibit 10.16 to the Company's
           Services, Inc. ("DMS").                                     Registration Statement on Form S-1
                                                                       (File No. 33-75004) which was declared
                                                                       effective by the Commission on April
                                                                       8, 1994.

10.18      Sublease dated January 1, 1994 by and between Bull and      Incorporated herein by reference to
           Cerplex Group, Inc. (a Massachusetts corporation).          Exhibit 10.17 to the Company's
                                                                       Registration Statement on Form S-1
                                                                       (File No. 33-75004) which was declared
                                                                       effective by the Commission on April
                                                                       8, 1994.

10.19      Standard Industrial/Commercial Single-Tenant Lease -        Incorporated  herein  by  reference  to
           Net dated November 29, 1990 by and among Kilroy             Exhibit 10.18 to the Company's
           Building 73 Partnership, Cerplex Incorporated  and          Registration Statement on Form S-1
           InCirT, together with Amendment No. 1.                      (File No. 33-75004) which was declared
                                                                       effective by the Commission on April
                                                                       8, 1994.


10.20      Lease dated December 17,  1993 by and between               Incorporated herein by reference to
           Spectradyne and Certech.                                    Exhibit 10.19 to the Company's
                                                                       Registration Statement on Form S-1
                                                                       (File No. 33-75004) which was declared
                                                                       effective by the Commission on April
                                                                       8, 1994.

10.21      Sublease dated March 1, 1993 by and between Novadyne        Incorporated herein by reference to
           and the Registrant together with Lease Amendment dated      Exhibit 10.20 to the Company's
           July 22, 1991 by and between McDonnell Douglas Realty       Registration Statement on Form S-1
           Company and Novadyne.                                       (File No. 33-75004) which was declared
                                                                       effective by the Commission on April
                                                                       8, 1994.

10.22      Standard Industrial/Commercial Lease - Net dated            Incorporated herein by reference to
           September 4, 1991 by and between Proficient Food            Exhibit 10.21 to the Company's
           Company and W.C. Cartwright Corporation ("Cartwright"),     Registration Statement on Form S-1
           together with Addendum and Sublease dated September 6,      (File No. 33-75004) which was declared
           1991 by and between Cartwright and the Registrant.          effective by the Commission on April
                                                                       8, 1994.

10.23      Sublease dated July 30, 1992 by and between Cartwright      Incorporated herein by reference to
           and DMS.                                                    Exhibit 10.22 to the Company's
                                                                       Registration Statement on Form S-1
                                                                       (File No. 33-75004) which was declared
                                                                       effective by the Commission on April
                                                                       8, 1994.

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

10.29      Promissory Note dated June 21, 1996 payable by the          Incorporated herein by reference to
           Company to Lucent Technologies.                             Exhibit 10.29 to the Company's
                                                                       Quarterly Report on Form 10-Q for the
                                                                       quarter ended June 30, 1996.

10.30      Limited Waiver dated as of October 31, 1996 by and          Incorporated herein by reference to
           among the Company, Lenders and Administrative Agent,        Exhibit 10.29 to the Company's
           and for certain limited purposes, the Subsidiaries,         Quarterly Report on Form 10-Q  for the
           Modcomp/Cerplex L.P., Modcomp Joint Venture, Inc.,          quarter ended September 29, 1996.
           Modular Computer Services, Inc., Modular Computer
           Systems GmbH and Modcomp France S.A., which waiver is
           made with reference to the credit Agreement.

10.31      Extension and Forbearance Agreement dated March 31,         Filed herein.
           1997 by and among the Company, the financial
           institutions listed on the signature pages thereof and
           Wells Fargo Bank, National Association.

10.32      Second Amendment to Credit Agreement  dated November 30,    Filed herein.
           1996 (the "Second Amendment") by and among the Company,
           the financial institutions listed on the signature pages
           thereof ("Lenders") and Wells Fargo Bank, National
           Association, as administrative agent for the Lenders,
           and for certain limited purposes, Certech Technology,
           Inc., Cerplex Mass., Inc., Cerplex Limited, Apex Computer
           Company, Cerplex Subsidiary, Inc., Peripheral Computer
           Support, Inc., Modcomp/Cerplex, L.P., Modcomp Joint
           Venture, Inc., Modular Computer Services, Inc., Modular
           Computer Systems GmbH and Modcomp France S.A., which
           Second Amendment amends the Credit Agreement dated
           October 12, 1994, as amended.

10.33      Third Amendment to Credit Agreement dated April 9, 1997     Filed herein.
           (the "Third Amendment") by and among the Company, the
           financial institutions listed on the signature pages
           thereof ("Lenders") and Wells Fargo Bank, National
           Association, as administrative agent for the Lenders,
           and for certain limited purposes, Certech Technology,
           Inc., Cerplex Mass., Inc., Cerplex Limited, Apex
           Computer Company, Cerplex Subsidiary, Inc., Peripheral
           Computer Support, Inc., Modcomp/Cerplex, L.P., Modcomp
           Joint Venture, Inc., Modular Computer Services, Inc.,
           Modular Computer Systems GmbH and Modcomp France S.A.,
           which Third Amendment amends the Credit Agreement dated
           October 12, 1994, as amended.

21.1       List of Subsidiaries                                        Filed herein.

23.1       Consent of KPMG Peat Marwick LLP, Independent Public        Filed herein.
           Accountants.

(b)  REPORTS ON FORM 8-K

     For the quarter ended December 31, 1996 the following Form 8-Ks were filed:

1. On October 15, 1996, a Form 8-K was filed disclosing the resignation of the Company's Chief Executive Officer.

2. On December 13, 1996, a Form 8-K was filed disclosing that the Company had completed borrowing amendments with its bank lenders and its sub-debt holders.

     No reports were filed on Form 8-K during the last quarter ended March 29, 1997.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 10, 1997                       THE CERPLEX GROUP, INC.


                                             By: /s/ WILLIAM A. KLEIN
                                                 ----------------------------
                                                 William A. Klein
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                                 Title                              Date
---------                                                 -----                              ----
/s/ WILLIAM A. KLEIN                                Chairman of the Board                 April 10, 1997
----------------------                                of Directors and
William A. Klein                                   Chief Executive Officer
                                                 (Principal Executive Officer)


/s/ ROBERT W. HUGHES                            Senior Vice President of Finance          April 10, 1997
----------------------                             and Chief Financial Officer
Robert W. Hughes                                  (Principal Accounting Officer)


/s/ RICHARD C. DAVIS                                       Director and                   April 10, 1997
----------------------                         President of International Operations
Richard C. Davis


/s/ ROBERT FINZI                                             Director                     April 10, 1997
----------------------
Robert Finzi


/s/ JEROME JACOBSON                                          Director                     April 10, 1997
----------------------
Jerome Jacobson


/s/ PATRICK JONES                                            Director                     April 10, 1997
----------------------
Patrick Jones


/s/ MYRON KUNIN                                              Director                     April 10, 1997
----------------------
Myron Kunin

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
The Cerplex Group, Inc.:

We have audited the accompanying consolidated balance sheets of The Cerplex Group, Inc. and subsidiaries, as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 1996. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Cerplex Group, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," during 1996.


                                                       KPMG Peat Marwick LLP

Orange County, California

February 21, 1997, except as to Notes 12(a),
  12(b) and the first and second paragraphs of Note 18 which are as of April 9, 1997 and Note 20 which is as of April 11, 1997

                            THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
            (dollars in thousands, except share and per share data)

                                                                               December 31,
                                                                        --------------------------
                                                                         1996               1995
                                                                         ----               ----
                                                    ASSETS
Current assets:
  Cash and cash equivalents                                             $ 23,782           $  3,807
  Accounts receivable, net of allowances of
   $9,053 in 1996 and $7,583 in 1995                                      19,539             30,102
  Inventories                                                             17,326             27,789
  Net assets of discontinued operations                                    1,681              2,597
  Prepaid expenses and other current assets                                8,146              2,267
                                                                           -----              -----
  Total current assets                                                    70,474             66,562

Property, plant and equipment, net                                        28,039             17,988
Investment in joint venture                                                   --              7,723
Goodwill, less accumulated amortization of
 $2,941 in 1996 and $1,065 in 1995                                         4,953              6,647
Other long-term assets                                                     2,028              2,973
                                                                           -----              -----
  Total assets                                                          $105,494           $101,893
                                                                        ========           ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Accounts payable                                                      $ 19,498           $ 17,024
  Note payable                                                             5,026                 --
  Accrued and other current liabilities                                   25,347             13,622
  Current portion of long-term debt                                           --                536
  Senior revolver                                                          6,000                 --
  Income taxes payable                                                     1,729              2,161
                                                                           -----              -----
  Total current liabilities                                               57,600             33,343
                                                                          ------             ------

Long-term debt, less current portion                                      56,817             68,382
Long-term obligations                                                      6,214                 --

Commitments and contingencies
Subsequent events

Stockholders' equity (deficiency):
  Preferred Stock, par value $.001 per share;
      3,066,340 shares authorized, none issued and outstanding;
      8,000 shares designated Series B Convertible Preferred
      Stock of which 7,197 are issued and outstanding;
      aggregate liquidation preference of $14,394                          7,197                 --
  Common Stock, par value $.001 per share;
      30,000,000 shares authorized; 14,110,949 and
      13,127,680 issued and outstanding in 1996 and
      1995, respectively                                                      14                 13
  Additional paid-in capital                                              51,648             47,528
  Notes receivable from stockholders                                        (139)              (226)
  Unearned compensation                                                      (73)              (143)
  Accumulated deficit                                                    (74,414)           (47,026)
  Cumulative translation adjustment                                          630                 22
                                                                             ---                 --
  Total stockholders' equity (deficiency)                                (15,137)               168
                                                                         -------                ---
  Total liabilities and stockholders' equity (deficiency)               $105,494           $101,893
                                                                        ========           ========

          See accompanying notes to consolidated financial statements.

                            THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (dollars in thousands, except per share data)

                                                                                For The Years Ended December 31
                                                                           -----------------------------------------
                                                                              1996              1995           1994
                                                                              ----              ----           ----
Net sales                                                                  $191,493          $144,328        $94,006
Cost of sales                                                               165,248           127,817         76,967
                                                                           --------          --------        -------
  Gross profit                                                               26,245            16,511         17,039
Selling, general & administrative expenses                                   39,488            33,805         11,850
Restructuring charges                                                         2,084                --             --
                                                                           --------          --------        -------
  Operating income (loss)                                                   (15,327)          (17,294)         5,189
Equity in earnings from joint venture                                           357             2,425            666
Gain on sale of InCirT division                                                 450                --             --
Other expense, net                                                            2,881                14             --
Interest expense, net                                                         8,269             5,075          4,118
                                                                           --------          --------        -------
  Income (loss) from continuing operations before taxes                     (25,670)          (19,958)         1,737
Provision for income taxes                                                    1,718             2,089            542
                                                                           --------          --------        -------
  Income (loss) from continuing operations before discontinued
    operations and extraordinary items                                      (27,388)          (22,047)         1,195
                                                                           --------          --------        -------
Discontinued operations, net of income taxes:
  Income (loss) from operations                                                  --            (1,966)         1,500
  Estimated loss from liquidation of discontinued operations                     --           (15,381)            --
                                                                           --------          --------        -------
  Income (loss) from discontinued operations                                     --           (17,347)         1,500
                                                                           --------          --------        -------

Income (loss) before extraordinary item                                     (27,388)          (39,394)         2,695
Extraordinary item, net of income taxes of $1,457                                --                --         (2,011)
                                                                           --------          --------        -------
  Net income (loss)                                                        $(27,388)         $(39,394)       $   684
                                                                           ========          ========        =======

Net income (loss) per share:
    Continuing operations                                                  $  (2.04)         $  (1.68)       $   .09
    Discontinued operations                                                      --             (1.33)           .11
    Extraordinary item                                                           --                --           (.15)
                                                                           --------          --------        -------
Net income (loss) per share                                                $  (2.04)         $  (3.01)       $   .05
                                                                           ========          ========        =======

Weighted average common and common equivalent
    shares outstanding                                                       13,419            13,091         13,446
                                                                           ========          ========        =======

       See accompanying notes to consolidated financial statements.

                           THE CERPLEX GROUP, INC.
                              AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
        (dollars in thousands, except share and per share data)

                                                                                                                           Total
                                     Convertible
                                   Preferred Stock            Common Stock      Additional                             Stockholders
                                ----------------------     -------------------    Paid-In               Accumulated       Equity
                                   Shares       Amount       Shares     Amount    Capital      Other     Deficiency    (Deficiency)
                                -----------     ------     ----------   ------  -----------   ------    -----------    ------------
BALANCE AT DECEMBER 31, 1993     1,876,667      $    2      8,289,683     $ 8     $21,018     $(242)     $ (8,316)      $ 12,470
Issuance of common stock, net
  of offering costs                   -           -         2,688,252       3      26,141       -             -           26,144
Conversion of preferred to
  common stock                  (1,876,667)         (2)     1,876,667       2        -          -             -             -
Stock options and warrants
  exercised                           -           -           202,395      -          272       -             -              272
Notes receivable from
  stockholders                        -           -              -         -         -         (287)          -             (287)
Net income                            -           -              -         -         -          -             684            684
Unearned compensation                 -           -              -         -           52       (52)          -             -
Amortization of unearned
  compensation                        -           -              -         -         -           68           -               68
Translation adjustment                -           -              -         -         -          134           -              134
                                ----------      ------     ----------     ---     -------     -----      --------       --------
BALANCE AT DECEMBER 31, 1994          -           -        13,056,997      13      47,483      (379)       (7,632)        39,485
                                ----------      ------     ----------     ---     -------     -----      --------       --------
Stock options exercised               -           -            70,683      -           45       -             -               45
Notes receivable from
  stockholders                        -           -              -         -         -           73           -               73
Net loss                              -           -              -         -         -          -         (39,394)       (39,394)
Amortization of unearned
  compensation                        -           -              -         -         -           71           -               71
Translation adjustment                   0        -              -         -         -         (112)          -             (112)
                                ----------      ------     ----------     ---     -------     -----      --------       --------
BALANCE AT DECEMBER 31, 1995          -           -        13,127,680      13      47,528      (347)      (47,026)           168
                                ----------      ------     ----------     ---     -------     -----      --------       --------
Stock options and warrants
  exercised                           -           -           348,276      -        3,459       -             -            3,459
Notes receivable from
  stockholders                        -           -              -         -         -           87           -               87
Issuance of convertible
  preferred stock                    8,000       8,000           -         -         -          -             -            8,000
Conversion of preferred
  stock                               (803)       (803)       634,993       1         661       -             -            (141)
Net loss                              -           -              -         -         -          -         (27,388)      (27,388)
Amortization of unearned
  compensation                        -           -              -         -         -           70           -              70
Translation adjustment                -           -              -         -         -          608           -             608
                                ----------      ------     ----------     ---     -------     -----      --------       --------
BALANCE AT DECEMBER 31, 1996         7,197      $7,197     14,110,949     $14     $51,648     $ 418      $(74,414)      $(15,137)
                                ----------      ------     ----------     ---     -------     -----      --------       --------


          See accompanying notes to consolidated financial statements.

                            THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                   Years Ended December 31
                                                             ------------------------------------
                                                                1996          1995         1994
                                                                ----          ----         ----
 CASH FLOWS FROM OPERATING ACTIVITIES:

      Net income (loss)                                      $(27,388)      $(39,394)    $    684
      Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating activities:
              Depreciation and amortization                     9,815          8,315        6,241
              Amortization and writedown of contract
                 rights                                            --            562        2,100
              Amortization of unearned compensation                70             71           68

              Foreign currency transaction gain                   (43)           (44)        (132)
              Non-cash charges related to end-of-life
                 programs                                          --         14,639           --
              Non-cash charges for accounts receivable             --          6,820           --
              Non-cash charge for loss on long-term
                 investment                                     1,921          3,000           --
              Equity in earnings from joint venture              (357)        (2,425)        (666)

              Gain on sale of InCirT division                    (450)            --           --
              (Increase) decrease in:
                  Accounts receivable                          13,139         (5,817)     (18,708)
                  Inventories                                  10,548         (6,845)      (5,566)
                  Prepaid expenses and other                    3,274          5,143       (4,958)
                  Investment in other long-term assets            (62)        (1,345)      (4,204)
                  Net assets of discontinued operations           916          3,620           --
              Increase (decrease) in:
                  Accounts and notes payable                    3,874          9,664        1,490
                  Accrued liabilities                          (8,572)         1,017        1,452
                  Income taxes payable                           (557)           222          (10)
                                                             --------       --------     --------
              Net cash provided by (used in) operating
                  activities                                    6,128         (2,797)     (22,209)
                                                             --------       --------     --------

 CASH FLOWS FROM INVESTING ACTIVITIES:

      Purchase of plant and equipment, net                     (2,381)        (7,549)      (3,996)
      Acquisition of business, net of cash acquired             5,147         (4,500)     (12,259)
      Investment in joint venture                                  --             --       (4,625)
      Distribution of earnings in joint venture                 3,090             --           --
      Proceeds from sale of InCirT division                     3,500             --           --
      Proceeds from restricted money market investments            --             --        2,500
                                                             --------       --------     --------
          Net cash provided by (used in) investing
                 activities                                     9,356        (12,049)     (18,380)
                                                             --------       --------     --------

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase (decrease) in notes payable to bank         (2,431)        10,700       (3,126)
      Proceeds from long-term debt, net                            --             45       38,294
      Proceeds from issuance of common stock, net                 107             --       26,416
      Proceeds from issuance of preferred stock                 7,859             --           --
      Decrease (increase) in notes receivables from
         stockholders                                              87             73         (287)
      Payments of long-term debt                                 (700)        (1,588)     (21,099)
                                                             --------       --------     --------
          Net cash provided by financing activities             4,922          9,230       40,198
                                                             --------       --------     --------
 Effect of exchange rate changes on cash                         (431)           (19)          44
                                                             --------       --------     --------
      Net increase (decrease) in cash and cash
         equivalents                                           19,975         (5,635)        (347)


 Cash and cash equivalents at beginning of year                 3,807          9,442        9,789
                                                             --------       --------     --------
 Cash and cash equivalents at end of year                    $ 23,782       $  3,807     $  9,442
                                                             ========       ========     ========

      Supplemental disclosure of cash flow information:
          Cash paid during the year for:
              Interest                                       $  6,875       $  5,299     $  4,595
                                                             ========       ========     ========
              Income taxes                                   $  1,753       $  1,122     $  3,514
                                                             ========       ========     ========

          Acquisition of businesses:
              Amount paid                                    $ (8,977)      $ (4,500)    $(12,259)
              Cash acquired                                    14,124             --           --
                                                             --------       --------     --------
                                                             $  5,147       $ (4,500)    $(12,259)
                                                             ========       ========     ========

      Supplemental schedule of non-cash activities:
          Exchange of finished goods inventories for
              trade credits                                  $  6,239       $     --     $     --
                                                             ========       ========     ========
          Purchase of assets for short term debt             $    600       $     --     $     --
                                                             ========       ========     ========

          See accompanying notes to consolidated financial statements.

                            THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

The Cerplex Group, Inc. (the "Company") was incorporated in California in May 1990 and reincorporated in Delaware in November 1993. The Company is a leading independent provider of electronic parts repair, spare parts sales and management and logistics services. The Company has developed extensive capabilities in the repair, refurbishment, and testing of a wide range of electronic equipment for the computer and peripheral, telecommunications and office automation markets. The Company's extensive network of domestic and European facilities enables it to service the diverse needs of leading electronic equipment manufacturers.

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

(B) CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

    In May 1996, the Company acquired Cerplex SAS. As part of the acquisition, sufficient cash was provided to fund certain liabilities of Cerplex SAS. Under the terms of the Stock Purchase Agreement, the Company has agreed to certain financial covenants over a four year period that limit the amount of dividends and payments in the nature of corporate charges paid by Cerplex SAS. Accordingly, the cash of Cerplex SAS is generally not available for financing operations outside of Cerplex SAS. The cash balance of Cerplex SAS at December 31, 1996 was $18.1 million.

(C) INVENTORIES

    Inventories are stated at the lower of cost (determined by the weighted-average method which approximates first-in, first-out) or market.

(D) PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment are stated at cost. Depreciation for the plants in the United Kingdom and France is provided utilizing the straight-line method over the estimated useful life of twenty-five years. Depreciation for equipment is provided utilizing the straight-line method over the estimated useful lives (primarily three to five years) of the respective assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or useful life.

(E) GOODWILL AND OTHER LONG-LIVED ASSETS

    Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited. The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," during 1996. This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of

                            THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994

an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. This Statement also requires that any such assets that are to be disposed of be reported at the lower of carrying amount or fair value less cost to sell, except for assets covered by Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company has identified certain impairment losses with regard to certain goodwill and property, plant and equipment and has accordingly written down the related assets based on their fair market value. Related impairment losses of $1.2 million are included in the Company's 1996 loss from continuing operations.

 (F)  OTHER ASSETS

    Long-term investments are recorded at cost. The Company periodically assesses whether there has been other than temporary decline in the market value below cost of an investment. Any such decline is charged to earnings resulting in the establishment of a new cost basis for the investment. Debt issuance costs incurred to obtain financing are capitalized and amortized using the straight-line method over the estimated life of the related debt.

    The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's reported other investments are classified as available-for-sale under SFAS 115. Accordingly, any unrealized holding gains and losses, net of taxes, are excluded from income and recognized as a separate component of equity (deficiency) until realized. At December 31, 1996, there were no significant unrealized holding gains or losses. Realized gains, realized losses and decline in value, judged to be other than temporary, are included in other income.

(G) FOREIGN CURRENCY TRANSLATION

    The functional currency for each of the Company's foreign subsidiaries is their respective local currency. Assets and liabilities of foreign subsidiaries are translated at year-end rates of exchange and net sales and expenses are translated at the average rates of exchange for the year. Translation gains and losses are excluded from the measurement of net income and are recorded as a separate component of stockholders' equity (deficiency). Gains and losses resulting from foreign currency transactions are included in net income (loss).

(H) INCOME TAXES

    The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the use of the asset and liability method for financial accounting and reporting for income taxes, and further prescribes that current and deferred tax balances be determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse.

(I) FISCAL YEAR-END AND RECLASSIFICATIONS

    The Company's fiscal year is the 52 or 53 week period ending on the Sunday closest to December 31, which was December 29, 1996 for 1996, December 31, 1995 for 1995, and January 1, 1995 for 1994. For purposes of presentation, the Company has indicated its accounting year as ending on December 31. Certain reclassifications have been made to the 1995 and 1994 consolidated financial statements to conform to the 1996 presentation.

                            THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994

(J) REVENUE RECOGNITION

    Sales are recognized upon shipment of product to customers. Sales relating to deferred service contracts are recognized over the related contract terms on a straight-line basis.

(K) NET INCOME (LOSS) PER SHARE

    Net income (loss) per share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding. Common stock equivalents consist of convertible preferred stock, stock options and warrants, which were computed using the treasury stock method. Net loss per share excludes the effect of common stock equivalents, because their effect would be anti-dilutive.

(L) FINANCIAL STATEMENT ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.

(M) FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 1996 and 1995, the fair value of all financial instruments approximates carrying value.

(N) STOCK OPTION PLAN

    The disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," were effective for transactions entered into in fiscal years that begin after December 15, 1995. This statement encourages entities to account for employee stock option or similar equity instruments using a fair value approach for all such plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Those entities which elect to remain with the accounting in APB No. 25 are required to include pro forma disclosures of net income (loss) and earnings
(loss) per share as if the fair value-based method of accounting had been applied. The Company has elected to continue to account for such plans under the provisions of APB No. 25. Therefore, there was no effect on the Company's financial position and results of operations as a result of this pronouncement.

                            THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994

NOTE 2 -- ACQUISITIONS AND TRANSACTIONS

    During 1996, 1995 and 1994, the Company acquired businesses described below, which were accounted for by the purchase method of accounting. The results of operations of the acquired businesses are included in the Company's statement of operations for the periods in which they were owned by the Company.

FISCAL 1996

    In May 1996, the Company acquired Rank Xerox Limited's subsidiary ("RXL"), Cerplex SAS, for $6.1 million, including estimated taxes, registration fees, legal, accounting and other out-of-pocket expenses of $1.2 million. Cerplex SAS is the legal successor to Rank Xerox et Compagnie (Rank Xerox SNC), which was transformed immediately prior to the acquisition from societe en nom collectif (a type of partnership) into a societe par actions simplifee (a form of limited liability company), at which time its name was changed to Cerplex SAS. Cerplex SAS performs repair and refurbishment services primarily for large copiers in the northern region of France, near Lille. Based on the allocation of the purchase price to the fair value of the assets and liabilities (including long-term obligations for taxes and employment related matters) related to the acquisition, the Company reduced other long-term assets by the amount of negative goodwill ($1.5 million) in accordance with APB No. 16, Business Combinations. As part of the acquisition, RXL provided sufficient cash to fund certain liabilities of Cerplex SAS. Under the terms of the Stock Purchase Agreement, the Company has agreed to certain financial covenants over a four-year period that limit the amount of dividends and payments in the nature of corporate charges paid by Cerplex SAS; the maintenance of Cerplex SAS's current ratio greater than one; and restrictions on guarantees with respect to Cerplex and its subsidiaries (excluding Cerplex SAS). Accordingly, the cash of Cerplex SAS is generally not available to Cerplex for financing operations outside of Cerplex SAS. In addition, Cerplex SAS entered into a four-year Supply and Services Agreement with RXL to provide repair and refurbishment services with guaranteed levels of production hours (at standard rates) that decline over the period of the contract. Revenues and income before taxes of Cerplex SAS since the date of the acquisition were $33.4 million and $4.6 million, respectively.

    In April 1996, the Company acquired the remaining 51% interest in MODCOMP/Cerplex, L.P. ("MODCOMP/Cerplex") for $2.8 million. As a result of acquiring the remaining interest in MODCOMP/Cerplex, the Company consolidated the results of operations and financial position of this entity effective April 1996. Prior to April 1996, the Company recorded its 49% interest in MODCOMP/Cerplex using the equity method of accounting. The fair value of the assets and liabilities acquired exceeded the purchase price by approximately $2.0 million, resulting in negative goodwill. In accordance with APB No. 16, Business Combinations, the Company reduced other long-term assets to zero and recorded the remaining amount as negative goodwill ($0.5 million) which is being amortized into income over a five year period. Revenues and income before income taxes of MODCOMP/Cerplex since the date of the acquisition were $27.2 million and $2.0 million, respectively.

                            THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994


    MODCOMP/Cerplex condensed financial data is as follows:

                               Three Months Ended                 Year Ended                   Month Ended
                                 March 31, 1996               December 31, 1995             December 31, 1994
                               ------------------             -----------------             -----------------
(dollars in
 thousands)
 Net sales                       $        9,583               $         38,223               $        4,366
 Gross profit                             2,430                         14,816                        1,976
 Net income                                 728                          4,950                        1,358


                                                                             At December 31
                                                             ----------------------------------------------
                                                                 1995                            1994
                                                             -------------                -----------------
 Total assets                                                $      23,732                $          19,838
 Current liabilities                                                 8,043                            8,545
 Total partnership interest                                         15,689                           10,593
 Company's share of
      partnership interest                                           7,688                            5,191

    Assuming the two fiscal 1996 acquisitions occurred at the beginning of 1996, the pro forma results of operations of the Company for the year ended December 31, 1996 would have been as follows:

                                                                                         Pro Forma
                                                                                     ---------------
                 (in thousands, except for per share data)
                 Net sales                                                           $       226,182
                 Net loss                                                                   (26,194)
                 Net loss per share                                                           (1.95)


FISCAL 1995

    In June 1995, the Company acquired 100% of the stock of Peripheral Computer Support, Inc. (PCS) for $4.5 million plus a contingent earnout up to an additional $1 million depending on future performance. Half of the earnout was paid in 1996 and the remaining half paid from proceeds of the sale in April 1997. PCS provides disk drive repairs and services in the United States and Europe. In connection with the acquisition, the Company recorded goodwill of $3.1 million. In April 1997, the Company sold this subsidiary for approximately $15.0 million in cash.

FISCAL 1994

      In December 1994, a wholly-owned subsidiary of the Company paid approximately $4.6 million to MODCOMP/Cerplex for a 49% ownership in the partnership. The Company's partner Modular Computer Systems, Inc. ("MODCOMP") owned by AEG/Daimler-Benz of North America ("AEG") contributed the assets and certain of the liabilities of MODCOMP to the partnership for a 51% ownership. The value of assets contributed by AEG exceeded the amount paid by the Company by approximately $2.8 million which is being amortized into income over the expected life of the partnership. As previously discussed, the acquisition of the remaining 51% interest in MODCOMP/Cerplex was completed in April 1996.

                            THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994

    In August 1994, a subsidiary of the Company acquired for cash of $4.1 million the net operating assets of Apex Computer Company, Inc. ("Apex"). Apex provides marketing of spare parts, technical training and repair services of UNIX based hardware. The net operating assets consisted primarily of receivables, inventories and equipment of $4.8 million and liabilities of $1.7 million. In connection with the acquisition, the Company recorded goodwill of $1.0 million. During the fourth quarter of fiscal 1996, in accordance with SFAS No. 121, goodwill relating to Apex was written down by $0.6 million.

      In July 1994, a wholly-owned subsidiary of the Company acquired substantially all of the assets used in the repair services business of BT for $7.8 million in cash and a long-term note payable for approximately $3.9 million. The operating assets consisted of inventories of $1.7 million and land, buildings and equipment of $8.6 million and resulted in goodwill of $1.4 million. Additionally, the Company entered into a five year repair services contract with BT to service a large portion of BT's telecommunications equipment.

NOTE 3 -- DISCONTINUED OPERATIONS

    In September 1995, the Company decided to discontinue its end-of-life programs segment of the business through a liquidation of remaining operations. In connection with the decision to discontinue its end-of-life programs, the Company provided $15.4 million for the estimated loss from liquidation of these operations, primarily related to estimated losses from disposition of inventory and fixed assets and write-off of other related assets.

    The net assets of the discontinued operations at the end of December 1996 and 1995 were comprised of the following:


                                                                            1996                    1995
                                                                        ------------            ------------
          (dollars in thousands)
          Accounts receivable                                           $        821            $      3,303
          Inventories                                                            297                   2,950
          Property and equipment, net                                             --                     275
          Other assets                                                           599                     257
          Accounts payable                                                       (36)                 (1,652)
          Accrued liabilities                                                     --                  (1,536)
          Accrued operating losses during the phase-out period                    --                  (1,000)
                                                                        ------------            ------------
                                                                        $      1,681            $      2,597
                                                                        ============            ============

    Discontinued operations include management's best estimate of the amounts expected to be realized through the liquidation of these operations. The liquidation of non-contract operations is substantially complete. The remaining contractual obligations with one customer will be completed by December 1997.

                            THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994

    The estimated loss on liquidation of its end-of-life programs has been accounted for as discontinued operations and prior period financial statements have been restated to reflect discontinuance of this segment of the business as shown below:

                                                                              1995              1994
                                                                         -------------      -----------
                 (dollars in thousands)
                 Net sales                                               $      19,815      $    32,882
                                                                         =============      ===========
                 Net income (loss) before taxes                                 (1,924)           2,586
                 Provision for taxes                                                42            1,086
                                                                         -------------      -----------
                 Net income (loss) from discontinued operations                 (1,966)           1,500
                 Estimated loss from liquidation of discontinued
                    operations, no tax benefit recognized                      (15,381)              --
                                                                          ------------      -----------
                 Net income (loss) from discontinued operations           $    (17,347)     $     1,500
                                                                          ============      ===========

NOTE 4 -- EXTRAORDINARY ITEM

    In May 1994, the Company extinguished early its Series B 9.0% Senior Subordinated Notes ("Series B Notes") at the principal amount of $5.7 million. When the Series B Notes were issued in November 1993, they had detachable warrants to purchase 920,000 shares common stock at $0.01 per share associated with them which were valued at $3.93 per warrant at the date of issuance. In connection with the issuance of the Series B Notes, the Company recorded an original issue discount for the difference between the fair value of the warrants at the time of issuance and the exercise price. Pursuant to the early extinguishment of the Series B Notes, the Company charged off as an extraordinary item $3.5 million ($2.0 million net of applicable taxes), or $0.15 per share during the quarter ended June 1994.

NOTE 5 -- SALE OF INCIRT DIVISION

    In April 1996, the Company sold its contract manufacturing division in Tustin, California ("InCirT Division") to Pen Interconnect for $3.5 million in cash and approximately $2.0 million in restricted common stock which was valued at fair market value at the time of sale. The gain on the sale of the InCirT Division was $450,000. As of December 31, 1996, the fair market value of the remaining shares of Pen Interconnect stock held by the Company was $0.8 million. Impairment losses of $1.1 million due to the permanent decline of the fair market value of the investments have been recognized in other expense.

NOTE 6 -- RESTRUCTURING CHARGES

      During the third quarter of 1996, the Company closed its contract manufacturing operations in Texas and its computer training operations in Redmond, Washington. In connection with the closure of these operations, the Company recorded restructuring charges of $2.1 million. The restructuring charges were related to: (1) write-downs of property and equipment and other assets to future net cash flows expected to be generated by the assets; and (2) accruals for lease commitments, severance pay for approximately 180 employees and costs to complete closure of the facilities. During the fourth quarter of fiscal 1996, the restructuring provision was fully utilized.

                            THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994

NOTE 7 -- INVENTORIES

    Net inventories consist of the following:

                                                                       1996                  1995
                                                                  --------------       ----------------
                  (dollars in thousands)
                  Spare and repair parts                          $       11,455       $         18,001
                  Work-in-process                                          2,107                  6,402
                  Finished goods                                           3,764                  3,386
                                                                  --------------       ----------------
                                                                  $       17,326       $         27,789
                                                                  ==============       ================

NOTE 8 -- PREPAIDS AND OTHER ASSETS


    In October 1996, the Company entered into a transaction with a company that specializes in worldwide corporate bartering. The Company has traded all of its finished goods telephone inventories for trade credits and agreed to continue to repair and refurbish the remaining telephones and deliver all of the finished telephones to the barter company. The Company can receive up to $7.5 million in trade credits depending upon the number of finished telephones furnished to the barter company. The trade credits can be exchanged for goods and services and generally expire at the end of four years. In accordance with authoritative accounting literature regarding barter credits, the trade credits are stated at the fair market value of the inventory transferred, and are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at December 31, 1996.

NOTE 9 -- PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is comprised of:


                                                                           December 31
                                                             -----------------------------------
                                                                  1996                1995
                                                             ---------------    ----------------
             (dollars in thousands)
             Land                                            $        3,358     $          2,329
             Buildings                                               12,810                2,017
             Office furniture and fixtures                            1,672                1,118
             Leasehold improvements                                   3,784                2,673
             Machinery and equipment                                 10,244               11,713
             Test equipment and tooling                               1,740                  907
             Computer equipment                                       6,260                3,288
             Other                                                    1,109                2,033
                                                             --------------      ---------------
                                                                     40,977               26,078
             Less:  accumulated depreciation and
                amortization                                        (12,938)              (8,090)
                                                             --------------      ---------------
                                                             $       28,039      $        17,988
                                                             ==============      ===============


                            THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994

NOTE 10 -- LUCENT LITIGATION AND OTHER

    The Company acquired inventory consisting of used telephones from Lucent.
At December 31, 1996, the Company had $5.9 million of inventory, production cost commitments and assets, related to the telephones acquired from Lucent, which were subsequently sold to a Company that specializes in worldwide corporate bartering. In June 1996, the Company executed a promissory note bearing interest at 9.75% in the amount of $4.6 million payable on September 15, 1996 in favor of Lucent, reflecting a portion of the amount invoiced to the Company by Lucent. Lucent has invoiced the Company for an additional $0.6 million. Due to the quality of the inventory and the lack of availability of spare parts to effect repairs, the Company believes it has claims against Lucent. The Company currently does not intend to pay the Lucent note or other Lucent invoices. If the Company is required to pay the Lucent note and other Lucent invoices in full, it would have a material adverse effect on the Company's financial resources. On October 7, 1996, the Company filed a lawsuit against Lucent in the Orange County Superior Court seeking to have the Lucent note declared invalid. On November 6, 1996, Lucent filed a cross-complaint seeking payment of the Lucent Note, alleging damages for breach of contract and seeking a constructive trust on any proceeds from the sale of the telephones. The Company's failure to have the Lucent note declared invalid, or the loss to Lucent of any of the material claims asserted by the Company, could materially and adversely affect the Company.

        The Company is involved in legal proceedings from time to time in the ordinary course of its business. With the exception of risks associated with the pending Lucent litigation, management does not believe any other existing claims would have a material adverse effect upon the Company.


NOTE 11 -- ACCRUED AND OTHER CURRENT LIABILITIES

    Accrued and other current liabilities are comprised of:

                                                      December 31
                                                 ---------------------
                                                  1996           1995
                                                 -------      --------
 (dollars in thousands)
 Accrued payroll and benefits                    $11,063       $ 2,448
 Contractual obligations                           2,359         2,146
 Accrued interest                                  1,411           824
 Deferred revenue                                     66         2,869
 Other                                            10,448         5,335
                                                 -------       -------
                                                 $25,347       $13,622
                                                 =======       =======

NOTE 12 -- LONG-TERM DEBT

    Long-term debt is comprised of:

                                                      December 31
                                                 ---------------------
                                                  1996           1995
                                                -------       --------
(dollars in thousands)
Senior Term Loan (a)                            $38,741       $47,700
Series A 9.5% Senior Subordinated Notes (b)      14,601        17,250
Secured note payable to customer (c)              2,970         2,970
Other                                               505           998
                                                -------       -------
                                                 56,817        68,918
Less current portion                                 --          (536)
                                                -------       -------
Long-term debt                                  $56,817       $68,382
                                                =======       =======

                            THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994


(a) The Company's senior Credit Agreement was established in October 1994 with a group of banks led by Wells Fargo Bank. During part of 1995 and part of 1996, the Company was in default of various covenants in the Credit Agreement, which resulted in a series of waivers and amendments to the agreement. In April 1997, the agreement was again amended to provide for borrowings comprising a revolver and a term loan. The revolver has a maximum amount available of $6.0 million. The interest rate on the revolver is the prime lending rate plus 2.25%. The term loan is for $38.9 million and carries an interest rate of prime lending rate plus 3.125%. In addition, the Company must pay 66.67% of all cumulative cash flow in excess of $9.0 million during 1997, and generally the Company must pay 66.67% of all proceeds from asset, stock investment and subsidiary sales, as well as 25% of the proceeds of any equity offerings. The amended Credit Agreement expires May 1, 1998. In consideration for the amendment to the Credit Agreement, the Company was required to provide the lenders with warrants to purchase 750,000 shares of the Company's common stock at an exercise price of $0.60, and to pay certain commitment fees and out-of-pocket expenses. In April 1996, the Company entered into an amendment to the Note Purchase Agreements which revised the covenants for maximum leverage, net worth and fixed charges. In consideration for the amendment to the Note Purchase Agreements, the Company was required to provide the Senior Subordinated Note Holders 1,000,000 warrants to purchase common stock at $6.00 per share. The warrants issued pursuant to the amended Note Purchase Agreements, and the amended Credit Agreement discussed above, were recorded at fair market value with such amount amortized as a charge against income over the period of the warrants. In November 1996, the Company entered into amendments to the Note Purchase Agreements which revised certain financial covenants. As compensation for the amendments, the company repriced the warrants issued in April 1996 from $6.00 per share to $2.50 per share (and subsequently repriced to $.60 per share). The April 1997 Credit Agreement includes revised covenants for profitability, current ratio, minimum tangible net work, leverage and working capital.

(b) In November 1993, the Company sold $17.3 million in principal amount of its Series A 9.0% (changed to 9.5% in October 1994) Senior Subordinated Notes ("Series B Notes") and $5.7 million in principal amount of its Series B 9.0% Senior Subordinated Notes with detachable warrants to purchase 920,000 shares of common stock at an option price of $0.01 per share. The Series A Senior Subordinated Notes accrued interest at the rate of 9.5% per annum, payable quarterly, with principal amount thereof payable in three installments of 33.33% of the principal outstanding in November 1999, 50.0% of the principal outstanding in November 2000 and the remaining principal outstanding in November 2001. In connection with the sale of the Series B Notes, the Company recorded an original issue discount for the difference between the fair value of the warrants at the time of issuance and the exercise price. The fair value of $3.5 million was recorded and is reflected as a reduction in the face value of the Series B Notes. In May 1994, the Company extinguished early its Series B at the principal amount of $5.7 million. The Company is subject to certain financial and other covenants which include restrictions on the incurrence of additional debt, payment of any dividends and certain other cash disbursements as well as the maintenance of certain financial ratios as defined in the Note Purchase Agreements pursuant to which the Senior Subordinated Notes were sold to the Company. In April 1996, the Company entered into amendments to the Note Purchase Agreements to amend certain financial ratio covenants. In consideration for the amendments the Company issued 1,000,000 warrants for the purchase of the Company's common stock at $6.00 per share. The previous interest rate and term were retained. In November 1996 the Company entered into amendments to the Note Purchase Agreements whereby certain financial ratio covenants were waived through March 31, 1997. In consideration for the amendments the Company repriced the warrants, issued in April 1996, to $2.50 from $6.00 per share. In April 1997, the Note Purchase Agreement was again amended revising certain covenants. Interest is now payable semi-annually instead of quarterly. The term of the Agreement is unchanged from the prior

                            THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994

Agreement. In consideration for the amendment, the Company repriced the warrants issued in April 1996 at $6.00 and subsequently repriced in November 1996 to $2.50, to $0.60 per share. The amount of principal payable under the Note Purchase Agreement increases monthly reflecting the warrant valuation. The accretion of the principal is charged to interest expense.

(c) In July 1994, the Company acquired the operating assets of BT Repair Services for cash and a L2.5 million non-interest bearing note (approximately $3.9 million at December 31, 1994) secured by the land and buildings. The note is payable at the earlier of the point when orders from the customers reach a cumulative L78 million (approximately $122 million) or five years from the acquisition date. The Company is committed to pay BT L1.8 million (approximately $3.0 million as of December 31, 1996) in 1999 or earlier if certain sales volumes are reached. As of December 31, 1996, required sales volumes had not yet been met. It is currently estimated that the debt will not be repaid until 1999.

Principal payments of borrowings are due as follows:

                                                Year Ending
                     (dollars in thousands)     December 31
                                                -----------
                     1997                              --
                     1998                         $38,741
                     1999                           8,720
                     2000                           8,625
                     2001                           2,875
                                                  -------
                     Total                        $58,961
                                                  =======

                            THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994

NOTE 13 -- INCOME TAXES

Components of income (loss) before taxes consist of the following:

                                              Years Ended December 31
                                        ----------------------------------
 (dollars in thousands)                   1996           1995         1994
                                        --------       --------       ----
 North America                          $(30,557)      $(40,185)      $(92)
 International                             4,887          2,922        947
                                        --------       --------       ----
                                        $(25,670)      $(37,263)      $855
                                        ========       ========       ====


The income tax expense (benefit) consists of the following:


 (dollars in thousands)
 Current:
      Federal                           $   --         $    --        $ 2,247
      Foreign                              1,451          1,911           510
      State                                   40             65           747
                                        --------       --------       -------
                                        $  1,491       $  1,976       $ 3,504

 Deferred:
      Federal                           $     51       $     32       $(2,307)
      Foreign                                161             (4)         (158)
      State                                   15            127          (868)
                                        --------       --------       -------
                                             227            155        (3,333)
                                        --------       --------       -------
                                        $  1,718       $  2,131       $   171
                                        ========       ========       =======


The income tax expense was allocated as follows:

 (dollars in thousands)
 Income from continuing operations      $  1,718       $  2,089       $   542
 Discontinued operations                      --             42         1,086
 Extraordinary items                          --             --        (1,457)
                                        --------       --------       -------
                                        $  1,718       $  2,131       $   171
                                        ========       ========       =======

                            THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994

The tax rate reconciliation is comprised of the following:

                                                                      Years Ended December 31
                                                    -----------------------------------------------------------
 (dollars in thousands)                                  1996                   1995                  1994
-----------------------                             --------------         -------------         --------------
 Computed expected tax expense (benefit)            $        (8,727)       $      (12,684)       $           291
 State income taxes, net of federal                            (509)               (3,909)                    (6)
 Non-taxable income                                              --                    --                   (209)
 Goodwill amortization                                           --                  (129)                    64
 Investments                                                     --                   268                     --
 Other Subpart F income                                         782                    --                     --
 California net of operating loss not
   eligible for carryforward                                    347                   824                     --
 Change in valuation allowance                                9,421                17,703                     --

 Other                                                          404                    58                     31
                                                    ---------------        --------------        ---------------
                                                    $         1,718        $        2,131        $           171
                                                    ===============        ===============       ===============


                            THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                             December 31
                                                  ----------------------------------
                                                        1996                1995
(dollars in thousands)                            --------------     ---------------

Deferred tax assets:
   Net operating loss carryforwards               $       16,396                8,289
   Bad debts                                               3,150                1,802
   Foreign tax credits                                     3,430                1,741
   Inventories                                               991                1,712
   Investments                                             1,200                1,402
   Property, plant and equipment                             844                  940
   Accrued liabilities                                       301                  765
   Discontinued operations                                   620                  677
   Amortization of intangibles                               174                  645
   Minimum tax credit                                        157                  157
   Other                                                                           77
                                                  --------------     ----------------
   Total gross deferred tax assets                        27,263               18,207
   Less valuation allowance                              (27,225)             (17,804)
                                                  --------------     ----------------
   Net deferred tax asset                                     38                  403
Deferred tax liabilities
   Accrued liabilities                                        --                  (97)
   Other                                                     (38)                 (79)
                                                  --------------     ----------------
   Total deferred tax liabilities                            (38)                (176)
                                                  --------------     ----------------
Net deferred tax assets                           $           --     $            227
                                                  ==============     ================

    SFAS No. 109, "Accounting For Income Taxes," provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The Company's valuation allowance reduced the deferred tax asset to the amount realizable. The Company has provided a full valuation allowance against net federal and state deferred tax assets due to uncertainties surrounding their realization.

    At December 31, 1996, the Company had net operating loss carryforwards ("NOL's") of approximately $41.9 million for federal income tax purposes. If not utilized earlier, the federal NOL's will start expiring in the year 2009. At December 31, 1996, the Company had a NOL of approximately $7.0 million for California income tax purposes. The California NOL carryforward is limited to 50% of the apportioned California loss. If not utilized earlier, the California NOL's will start expiring in the year 2000. The Company also has Foreign Tax Credit carryforwards for federal income tax purposes of approximately $3.4 million which are available to offset federal income tax through the year 2000. In addition, the Company has Minimum Tax Credit carryforwards of approximately $0.2 million, which are available to reduce future regular federal income tax over an indefinite period. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of carryforwards which can be utilized.

                            THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994

NOTE 14 -- GEOGRAPHIC SEGMENTS

    The following table reflects information with respect to the Company's North America and International operations:

                                                                      Years Ended December 31
                                                    ------------------------------------------------------------
                                                         1996                   1995                  1994
 (dollars in thousands)                             ---------------        --------------        ---------------

 Net sales:
      North America                                 $       112,594        $      107,795        $        76,942
      International                                          78,899                36,533                 17,064
                                                    ---------------        --------------        ---------------
                                                    $       191,493        $      144,328        $        94,006
                                                    ===============        ==============        ===============

 Net income (loss):
      North America                                 $       (30,851)       $      (41,247)       $            91
      International                                           3,463                 1,853                    593
                                                    ---------------        --------------        ---------------
                                                    $       (27,388)       $      (39,394)       $           684
                                                    ===============        ==============        ===============
 Identifiable assets:
      North America                                 $        48,617        $       83,630        $       103,260

      International                                          59,927                21,058                 23,179
      Eliminations                                           (3,050)               (2,795)                (5,732)
                                                    ---------------        --------------        ---------------
                                                    $       105,494        $      101,893        $       120,707
                                                    ===============        ==============        ===============

NOTE 15 -- INVESTMENT AND RETIREMENT PLANS

    During 1995, the Company established a 401(k) Retirement Savings Plan for its U.S. employees. Each participant may contribute up to 15% of his compensation into the Plan subject to maximum limitations based on compensation and Internal Revenue Service regulations. The Company does not make any matching contributions into the Plan. In the event of a Plan termination, all participants are entitled to receive a distribution equal to their account balance at that date.

    During 1995, the Company also established a defined benefit pension plan for employees of Cerplex Ltd., a wholly-owned subsidiary of the Company operating in the United Kingdom ("U.K. Pension Plan"). Company contributions rates have been actuarially assessed and are being amortized over the estimated employees' working lives with the Company. Benefits are determined based on employees final pensionable pay. Pension expense and contributions to the UK Pension Plan during 1996 were $1.1 million and $1.0 million, respectively, and for 1995 were $1.7 million and $1.2 million, respectively.

                            THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994

NOTE 16 -- COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

    The Company leases the majority of its office and warehousing facilities and certain equipment under noncancellable operating leases which expire at various dates during the next eight years.

    Rental expense, net of sublease income, for the years ended 1996, 1995 and 1994 was approximately $4.9 million, $4.3 million and $3.9 million, respectively. Future minimum lease payments as of December 31, 1996 are as follows:

                                                          Year Ending
                                                          December 31
                                                         -------------
  (dollars in thousands)
  1997                                                  $        4,278
  1998                                                           3,411
  1999                                                           3,071
  2000                                                           2,250
  2001                                                             959
  Thereafter                                                     1,803
                                                         -------------
                                                         $      15,772
                                                         =============


    The Company subleases two of its facilities from a company which is owned by certain officers of the Company. One sublease is on a month-to-month basis and the other is scheduled to expire in July 1997. The Company incurred rental expense of $798,000, $785,000 and $774,000 in 1996, 1995 and 1994,
respectively, on such subleases.

NOTE 17 -- STOCK-BASED COMPENSATION PLANS

    The Company has two stock options plans, the Restated 1993 Stock Option Plan ("The 1993 Plan") and the 1990 Stock Option Plan ("The 1990 Plan"). The Company accounts for these plans under APB No. 25, under which no employee compensation cost has been recognized in the statement of operations.

THE 1993 PLAN

    The 1993 Plan was adopted in December 1993. A total of 2,000,000 shares of Common Stock have been authorized for issuance under the 1993 Plan.
Individuals eligible to receive option grants are employees (including officers) and consultants of the Company. The 1993 Plan is administered by a committee of two or more non-employee members of the Board of Directors ("Committee"). Eligible individuals may be granted Incentive Stock Options at 100% of fair market value of such shares on the grant date or nonstatutory options at no less than 85% of fair market value.

                            THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994


    Two types of stock appreciation rights are authorized for issuance. As of December 31, 1996, no stock appreciation rights were issued. Tandem rights provide the holders with the election to surrender their outstanding options for an appreciation distribution from the Company equal to the excess of (a) the fair market value of the vested shares of Common Stock subject to the surrendered option over (b) the aggregate exercise price payable for such shares. Limited rights may be granted to one or more officers of the Company subject to the short-swing profit restrictions of the federal securities laws which will become exercisable upon the acquisition of more than 50% of the Company's outstanding voting stock pursuant to a hostile tender offer. Each option with such a limited right outstanding for at least six months at the time of such tender offer will be canceled, to the extent such option is at the time exercisable for vested shares, in return for a cash distribution from the Company based upon the tender offer price. The maximum number of shares of Common Stock for which any one participant may be granted stock options and separately exercisable stock appreciation rights will not exceed 300,000 shares.

THE 1990 PLAN

    In November 1990, the Company adopted the 1990 Plan which authorized the granting of options to employees, non-employee members of the Company's Board of Directors, consultants and independent contractors to purchase shares of the Company's Common Stock. Under the terms of the 1990 Plan, 2,095,225 options have been authorized. Options may have a maximum term of 10 years from the grant date, and may be exercisable over a period determined by the Plan Administrator.

    Under the 1990 Plan, two types of options may be granted: (a) Incentive Stock Options, which may be granted only to employees at option prices per share equal to the fair market value of a share of Common Stock as determined by the Board of Directors on the date of grant; and (b) Non-statutory Stock Options, which may be granted at option prices per share at not less than eighty-five percent (85%) of the fair market value of a share of Common Stock as determined by the Board of Directors on the date of the option grant.

COMPENSATION AND OPTION DISCLOSURES

Had employee compensation expense for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss per share would have been increased to the following pro forma amounts:

                                                                       1996                 1995
------------------------------------------------------------------------------------------------------
Net Loss:                                  As Reported           $       (27,388)     $       (39,394)
                                           Pro Forma                     (28,363)             (39,679)

Loss per share                             As Reported                     (2.04)               (3.01)
                                           Pro Forma                       (2.11)               (3.03)

    For purposes of the above pro forma calculation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes single option pricing model using the following weighted-average assumptions for grants in 1996 and 1995, respectively: (a) risk-free interest rates of 6.6 and
5.5 percent, (b) expected lives of 5.5 and 5.0 years, (c) expected dividend yields of 0% for both years, and (d) a volatility rate of .93 and .84.

                            THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994



    Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

      A summary of the status of the Company's two stock option plans at the end of December 1996, 1995, and 1994, and changes during the years then ended is as follows:

                                        1996                       1995                         1994
                                ----------------------     ---------------------      ------------------------
                                Shares      Wtd. Avg.      Shares     Wtd. Avg.        Shares       Wtd. Avg.
                                 (000)      Ex. Price      (000)      Ex. Price         (000)       Ex. Price
                                ----------------------     ---------------------      ------------------------
Outstanding, beginning          1,232,659   $     4.79      669,951   $     2.63        725,345   $       1.32
Granted                           927,000         3.73      715,000         6.66        122,000          12.21
Exercised                        (348,276)        0.27      (67,683)        0.67       (140,394)          1.93
Forfeited                        (201,208)        5.10      (84,609)        6.74        (37,000)         11.20
                                ---------   ----------     --------   ----------      ---------   ------------
Outstanding, ending             1,610,175   $     5.12    1,232,659   $     4.79        669,951   $       2.63
                                ---------   ----------     --------   ----------      ---------   ------------

Exercisable at end of year        340,147   $     6.37      451,370   $     1.66        401,602   $       0.10

Weighted average fair value
  of options granted                        $     3.73                $     6.66                  $      12.21
Weighted average contractual life            9.0 Years                 8.2 Years                     7.4 Years

NOTE 18 -- STOCKHOLDERS' EQUITY (DEFICIENCY)

CONVERTIBLE PREFERRED STOCK

    In June 1996, the Company issued 8,000 shares of Series B Preferred Stock ("Series B Stock") at $1,000 per share in a private placement. The Series B Stock is convertible into Common Stock at the option of each holder at the lower of $5.07 per share or 80% of the average closing bid price over a ten-day period ending three days prior to the date of conversion. The Series B Stock will automatically convert into Common Stock on the earlier of five years from the date of issuance or such date as the Company's Common Stock has traded above $19.13 per share for a specified period of time. The Series B Stock has certain rights, privileges and preferences, including a $2,000 per share preference in the event of a sale of the Company. The Board of Directors may not pay dividends to the holders of the Company's Common Stock unless and until the Board has paid an equivalent dividend to the holders of Series B Stock based upon the number of shares of Common Stock into which each share of Series B Stock is convertible. At December 31, 1996, 803 shares of Series B Preferred Stock had been converted into 634,993 shares of Common Stock. During the period from January 1, 1997 to April 11, 1997, 5,127 shares of Series B Preferred Stock were converted into 15,515,007 shares of Common Stock.

STOCK WARRANTS

    In April 1996, the Company issued 1,000,000 detachable warrants in connection with amendments to the Note Purchase Agreements related to its Senior Subordinated Notes and issued 125,000 detachable warrants in connection with an amendment to the Credit Agreement. The warrants were exercisable when issued. The warrants provided the holders the right to purchase 1,125,000 shares of common stock at $6.00 per share. As a result of the issuance of the warrants, the Company discounted the book value of the debt outstanding and increased paid-in capital by the fair market value of the warrants by $3.0 million based on an intrinsic warrant value of $2.70 per share. In November 1996, the Company, as consideration for amendments to the Note Purchase

                            THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994


Agreements and Credit Agreement, repriced the exercise price of the warrants from $6.00 to $2.50 per share. The repricing of the warrants provided an additional $0.3 million of intrinsic value to the warrant holders, and accordingly, the Company discounted the book value of the debt outstanding and increased paid-in capital by $0.3 million. The discounts are being amortized as additional interest expense over the period of the related debt on the interest method. In April 1997, when the Credit Agreement and the Note Purchase Agreement were again amended, the warrants were repriced at the current market value of $0.60 per warrant.

    At December 31, 1996, 855,000 warrants were outstanding to purchase an equivalent number of shares of common stock at $0.01 per share. These warrants were issued to the holders of the Series B Notes and expire in May 2002. When the Series B Notes were issued in November 1993, they had 920,000 detachable warrants which were valued at $3.93 per warrant at the date of issuance. In connection with the issuance of the Series B Notes, the Company recorded an original issue discount of $3.6 million for the difference between the fair value of the warrants at the time of issuance and the exercise price, which wasflected as a reduction in the face value of the Series B Notes. No warrants were exercised in 1996.

    At December 31, 1996, 56,993 warrants were outstanding and exercisable to purchase an equivalent number of shares of common stock at $8.80 per share. These warrants expire in November 2002. No warrants were exercised in 1996.

NONRECURRING COMPENSATION RELATED TO EXCHANGE OF COMMON STOCK

    In November 1993, certain officers, directors and employees of the Company exchanged 1,200,000 shares of Common Stock for 1,200,000 shares of Series A Preferred Stock. Based upon the difference between the fair market value of the Common Stock and the Series A Preferred Stock as of such date, the Company recorded a non-recurring noncash compensation charge of $4.3 million which is being amortized through December 1997.

NOTE 19 -- RELATED PARTY TRANSACTIONS

    In December 1993, the Company purchased for $3.0 million a preferred stock warrant from an affiliate of Novadyne which was written off in 1995. During 1996, 1995 and 1994, sales of repaired parts and services to Novadyne were $1.4 million, $3.8 million and $5.9 million, respectively. Receivables as of December 1996, 1995, and 1994 were $3.9 million, $1.3 million, and $2.2 million, respectively. As of December 31, 1996 because of the uncertainty of collection of receivables due from Novadyne, the Company provided an allowance for the balance of $3.9 million. In addition, in January 1994, the Company began earning a management fee of $83,000 per month for thirty six months from Novadyne. In May 1994, the Company purchased for $2.7 million electronic parts from a third party and leased such parts to Novadyne. The Company received rental income of $62,000 per month through September 1996.

                            THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994

    The Company subleases certain real property for its operations in Irvine, California and in Newburgh, New York from WC Cartwright Corporation, a California corporation ("WC Cartwright"). Messrs. Klein and Davis and Ms. Carolyn J. Klein (the spouse of Mr. Klein) are officers, directors and principal shareholders of WC Cartwright. In 1996, the Company paid to WC Cartwright an aggregate of $540,000 in rent for use of the real property located in Irvine, California and $258,000 in rent for use of the real property located in Newburgh, New York. Under its subleases with WC Cartwright, the Company is obligated to remit monthly lease payments to WC Cartwright in the amount of $44,982 through January 1997 with respect to the Irvine, California property, and $22,204 to $21,010 per month (on a graduated rent basis) through July 1997 with respect to the Newburgh, New York real property.

NOTE 20 -- SUBSEQUENT EVENT

    On April 11, 1997, the Company sold 100% of the stock of PCS to the management team that was led by an investment banking group. The sale was for cash and net proceeds to the Company were approximately $13.0 million. PCS provides disk drive repairs and related services. Net sales and income before taxes of PCS for the year ended December 31, 1996 were $29.5 million and $2.2 million, respectively. PCS's total assets at December 31, 1996 were approximately $8.3 million, net of intercompany accounts. Net sales and income before taxes of PCS for the period from acquisition at June 1, 1995 to December 31, 1995 were $10,732 and $1,549, respectively.

NOTE 21 -- CONCENTRATION OF CREDIT RISK

    The Company's revenues are primarily with OEM's or TPM's in the computer and peripheral, telecommunications and office automation industries located principally in the United States and Europe. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. Credit risk is affected by conditions or occurrences within the economy and the computer and peripheral, telecommunications and office automation markets.

                            THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994


    A substantial portion of the Company's business, including activities of discontinued operations, was conducted with five major customers during 1996, 1995 and 1994.

                                           Year Ended December 31
                                        -----------------------------
        Dollars in thousands              1996      1995       1994
                                        -------    -------    -------
        IBM
        ---
        Net Sales                       $23,672    $32,037    $42,575
        Accounts receivable               1,863      6,044      4,310

        BT
        --
        Net Sales                        21,447     33,449     16,878
        Accounts receivable               1,692      6,406      5,226

        SpectraVision
        -------------
        Net Sales                         6,007      9,863     19,389
        Accounts receivable                  --      1,235      4,650

        Wang (formerly Bull)
        -------------------
        Net Sales                         1,621      7,030      9,882
        Accounts receivable                 219        634      2,045

        Rank Xerox
        ----------
        Net Sales                        33,400         --         --
        Accounts receivable                  --         --         --

                            THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994


NOTE 22 -- QUARTERLY INFORMATION

    Unaudited quarterly information for the quarters ended March 31, June 30, September 30 and December 31 are as follows:

(in thousands, except per share data)
1996                                  First     Second      Third       Fourth
----                                 -------    -------    --------    --------
Net sales                            $40,846    $51,339    $ 50,636    $ 48,672
Gross profit                           6,931     10,969       3,751       4,594
Operating income (loss)                  144      1,981     (10,102)     (7,350)
Net income (loss)                     (1,573)       702     (12,940)    (13,577)
Earnings (loss) per share             $(0.12)     $0.05      $(0.96)     $(0.99)

1995
----
Net sales                            $34,001    $32,488    $ 35,381    $ 42,458
Gross profit                           6,042      6,009       2,931       1,529
Operating income (loss)                  965        774     (10,260)     (8,773)
Net income (loss)                        830        282     (24,997)    (15,509)
Earnings (loss) per share              $0.06      $0.02      $(1.91)     $(1.18)

     During the fourth quarter of 1996, the Company took charges to income totaling $9.6 million which represented adjustments to net realizable value of long-term assets, reserves for excess and obsolete inventory and accounts receivable, impairment of goodwill and miscellaneous writeoffs of plant and equipment and other assets.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                  Charged
                                 Balance at       to costs      Charged                   Balance
          ALLOWANCE FOR          Beginning          and         against                   at end of
        DOUBTFUL ACCOUNTS        of period        expenses      accounts       Other       period
        -----------------        ----------       --------      --------      -------     ---------
Year ended December 31, 1994       $   61         $   304       $  (100)        $           $  265
Year ended December 31, 1995          265           7,293           (89)         114         7,583
Year ended December 31, 1996        7,583           4,785        (4,263)         948         9,053

                            THE CERPLEX GROUP, INC.

                                  EXHIBIT INDEX

                      Fiscal Year Ended December 29, 1996


                                                                        Sequential
                                                                           Page
Exhibit                   Description of Exhibits                         Number
-------                   -----------------------                       ----------
  2.13     Stock Purchase Agreement dated March 28, 1997 relating to
           all of the outstanding stock of Peripheral Computer Support,
           Inc. among the Company, PCS Acquisition Co., Inc., and
           Lincolnshire Equity Partners, L.P.

  4.17 Waiver and Amendment Agreement dated October 31, 1996 by and among the Company and the Noteholders

  4.18 Waiver and Amendment Agreement dated December 9, 1996 by and among the Company and the Noteholders

  4.19 Side Letter dated March 28, 1997 by and among the Company and the Noteholders

  4.20     Amended and Restated Note Purchase Agreement dated April 9,
           1996 by and among the Company and the Noteholders

  4.21     Second Amendment to Warrant Agreement dated April 9,
           1997, by and among the Company and each of the holders of warrants listed on Schedule A thereto, which Second Amendment amends the Warrant Agreement dated November 19, 1993 as amended by the First Amendment to Warrant Agreement dated
           April 15, 1996

  4.22     Second Amendment to Warrant Agreement dated April 9, 1997
           by and among the Company and each of the holders of
           warrants listed on Schedule A thereto, which Second Amendment amends the Warrant Agreement dated April 15, 1996, as
           amended by a Waiver and Amendment Agreement dated October 31,
           1996

  4.23 Amended and Restated Warrant Agreement dated April 9, 1997 by and among the Company; Wells Fargo Bank, National Association;
           BHF-Bank Aktiengesellschaft and Citibank, N.A.

 10.31 Extension and Forbearance Agreement dated March 31, 1997 by and among the Company, the financial institutions listed on the signature pages thereof and Wells Fargo Bank, National
           Association

10.32      Second Amendment to Credit Agreement  dated November 30,
           1996 (the "Second Amendment") by and among the Company, the financial institutions listed on the signature pages thereof ("Lenders") and Wells Fargo Bank, National
           Association, as administrative agent for the Lenders, and for certain limited purposes, Certech Technology, Inc., Cerplex Mass., Inc., Cerplex Limited, Apex Computer
           Company, Cerplex Subsidiary, Inc., Peripheral Computer
           Support, Inc., Modcomp/Cerplex, L.P., Modcomp Joint
           Venture, Inc., Modular Computer Services, Inc., Modular
           Computer Systems GmbH and Modcomp France S.A., which
           Second Amendment amends the Credit Agreement dated
           October 12, 1994, as amended

10.33      Third Amendment to Credit Agreement dated April 9, 1997
           (the "Third Amendment") by and among the Company, the financial institutions listed on the signature pages thereof ("Lenders") and Wells Fargo Bank, National
           Association, as administrative agent for the Lenders, and for certain limited purposes, Certech Technology, Inc., Cerplex Mass., Inc., Cerplex Limited, Apex
           Computer Company, Cerplex Subsidiary, Inc., Peripheral
           Computer Support, Inc., Modcomp/Cerplex, L.P., Modcomp
           Joint Venture, Inc., Modular Computer Services, Inc.,
           Modular Computer Systems GmbH and Modcomp France S.A., which Third Amendment amends the Credit Agreement dated
           October 12, 1994, as amended

 21.1      List of Subsidiaries

 23.1      Consent of KPMG Peat Marwick LLP, Independent Public
           Accountants

 27.1      Financial Data Schedule