Form 10-Q
period 1997-03-29
CERPLEX GROUP INC
filed 1997-05-13
CIK 915870

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended    March 29, 1997
                                        --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to ________________

      Commission file number    0-23602
                                -------


                             THE CERPLEX GROUP, INC.
--------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                     33-0411354
-------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


    1382 Bell Avenue, Tustin, CA                           92780
----------------------------------------            --------------------
(Address of principal executive offices)                 (Zip Code)


                                 (714) 258-5600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

The number of shares outstanding of the Registrant's Common Stock on April 30, 1997 was 30,000,000.

                             THE CERPLEX GROUP, INC.

                                TABLE OF CONTENTS


                                                                                               Page
                                                                                               ----
PART I --  FINANCIAL INFORMATION

           Condensed Consolidated Balance Sheets...........................................      4
           Condensed Consolidated Statements of Operations.................................      5
           Condensed Consolidated Statement of Stockholders' Deficiency....................      6
           Condensed Consolidated Statements of Cash Flows.................................      7
           Notes to Condensed Consolidated Financial Statements............................      8
           Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................................     11

PART II -- OTHER INFORMATION

           Legal Proceedings...............................................................     17
           Changes in Securities...........................................................     17
           Defaults Upon Senior Securities.................................................     17
           Submission of Matters to a Vote of Security Holders.............................     17
           Other Information...............................................................     17
           Exhibits and Reports on Form 8-K................................................     22

SIGNATURE..................................................................................     23

                           THE CERPLEX GROUP, INC.





                                    PART I


                            FINANCIAL INFORMATION

                            THE CERPLEX GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                                       March 31      December 31
                                                                                         1997            1996
                                                                                    ------------    -------------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                      $     22,936     $     23,782
     Accounts receivable, net                                                             18,854           19,539
     Inventories                                                                          14,314           17,326
     Net assets of discontinued operations                                                    --            1,681
     Prepaid expenses and other current assets                                             5,796            8,146
                                                                                    ------------     ------------
          Total current assets                                                            61,900           70,474
Property, plant and equipment, net                                                        27,122           28,039
Goodwill                                                                                   4,694            4,953
Other long-term assets                                                                     1,738            2,028
                                                                                    ------------     ------------
          Total assets                                                              $     95,454     $    105,494
                                                                                    ============     ============

                     LIABILITIES & STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Note payable to bank                                                           $      6,000     $      6,000
     Notes payable                                                                         5,026            5,026
     Accounts payable                                                                     16,148           19,498
     Accrued and other current liabilities                                                23,972           25,347
     Income taxes payable                                                                  2,254            1,729
                                                                                    ------------     ------------
          Total current liabilities                                                       53,400           57,600
                                                                                    ------------     ------------

Long-term debt, less current portion                                                      56,907           56,817
Long-term obligations                                                                      6,214            6,214

Commitments and contingencies

Stockholders' Deficiency:
     Preferred stock, par value $0.001;
        3,066,340 shares authorized, none outstanding; 8,000 shares Series B
        Convertible Preferred Stock of which 5,589 and 7,197 are issued and outstanding as of March 31, 1997 and December 31, 1996, respectively;
        aggregate liquidation preference of $11,178 and $14,394 as of 1997,
        and 1996, respectively.                                                            5,589            7,197
     Common stock, par value $0.001 per share;
        30,000,000 shares authorized; 17,076,652
        and 14,110,949 issued and outstanding in
        1997 and 1996, respectively.                                                          17               14
     Additional paid-in capital                                                           53,253           51,648
     Notes receivable from stockholders                                                     (139)            (139)
     Unearned compensation                                                                   (55)             (73)
     Accumulated deficiency                                                              (79,417)         (74,414)
     Cumulative translation adjustment                                                      (315)             630
                                                                                    ------------     ------------
          Total stockholders' deficiency                                                 (21,067)         (15,137)
                                                                                    ------------     ------------
          Total liabilities and stockholders' deficiency                            $     95,454     $    105,494
                                                                                    ============     ============

      See accompanying notes to condensed consolidated financial statements

                             THE CERPLEX GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                      Three months ended
                                                           March 31
                                                    ---------------------
                                                       1997        1996
                                                    ---------    --------
Net sales                                            $ 46,340    $ 40,846
Cost of sales                                          38,829      33,915
                                                     --------    --------
     Gross profit                                       7,511       6,931
Selling, general and administrative expenses            8,970       6,720
                                                     --------    --------
     Operating income (loss)                           (1,459)        211
Equity in earnings from joint venture                      --         357
Other expense, net                                        576          67
Interest expense, net                                   2,247       1,781
                                                     --------    --------
Loss before income taxes                               (4,282)     (1,280)
Provision for income taxes                                721         293
                                                     --------    --------
Net loss                                             $ (5,003)   $ (1,573)
                                                     ========    ========
Net loss per share                                   $   (.32)   $   (.12)
                                                     ========    ========

Weighted average common shares outstanding             15,741      13,174
                                                     ========    ========


      See accompanying notes to condensed consolidated financial statements

                            THE CERPLEX GROUP, INC.

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                        (in thousands, except share data)
                                   (Unaudited)

                                            Convertible
                                          Preferred Stock      Common Stock    Additional                        Total
                                          ---------------   ------------------  Paid-In          Accumulated  Stockholders'
                                          Shares   Amount     Shares    Amount  Capital   Other  Deficiency    Deficiency
                                          ------   ------   ----------- ------  -------   -----  -----------  -------------
Balance at December 31, 1996               7,197   $ 7,197   14,110,949    $14   $51,648  $ 418    $(74,414)    $(15,137)
Stock options exercised                                          10,665
Conversion of Preferred Stock             (1,608)   (1,608)   2,955,038      3     1,605
Net loss                                                                                             (5,003)      (5,003)
Amortization of unearned
  compensation                                                                               18                       18
Translation adjustment                                                                     (945)                    (945)
                                         -------   -------   ----------    ---   -------  -----    --------     --------
Balance at March 31, 1997                  5,589   $ 5,589   17,076,652    $17   $53,253  $(509)   $(79,417)    $(21,067)
                                          ======   =======   ==========    ===   =======  =====    ========     ========


      See accompanying notes to condensed consolidated financial statements

                            THE CERPLEX GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (dollars in thousands)
                                   (Unaudited)

                                                                      Three Months Ended March 31
                                                                      ---------------------------
                                                                         1997              1996
                                                                      ---------         ---------
Cash flows from operating activities:
     Net loss                                                         $ (5,003)         $ (1,573)
     Adjustments to reconcile net loss to net cash provided
        by operating activities:
           Depreciation and amortization                                 2,295             1,859
           Amortization of unearned compensation                            18                18
           Foreign currency transaction loss                                25                36
           Equity in earnings of joint venture                              --              (282)
           Decrease (increase) in:
              Accounts receivable                                          456             2,518
              Inventories                                                2,763              (818)
              Prepaid expenses and other                                 2,112              (360)
              Investment in other long-term assets                        (381)             (167)
              Net assets of discontinued operations                      1,681              (323)
           (Decrease) increase in:
              Accounts payable                                          (2,685)            3,888
              Accrued and other current liabilities                       (458)           (2,452)
              Income taxes payable                                         667               214
                                                                      --------          --------
           Net cash provided by operating activities                     1,490             2,558
                                                                      --------          --------

Cash flows from investing activities:
     Purchase of plant and equipment, net                                 (747)             (703)
                                                                      --------          --------
        Net cash used in investing activities                             (747)             (703)
                                                                      --------          --------

Cash flows from financing activities:
     Principal payments of long-term debt                                 (257)             (243)
     Proceeds from issuance of common stock                                 --                18
     Other                                                                  (5)               (3)
                                                                      --------          --------
        Net cash used in financing activities                             (262)             (228)
                                                                      --------          --------

Effect of exchange rate changes on cash                                 (1,327)              (12)
                                                                      --------          --------
     Net increase (decrease) in cash and cash equivalents                 (846)            1,615

Cash and cash equivalents at beginning of period                        23,782             3,807
                                                                      --------          --------
Cash and cash equivalents at end of period                            $ 22,936          $  5,422
                                                                      ========          ========

Supplemental disclosure of cash flow information:
    Cash paid during the quarter for:
        Interest                                                      $  1,625          $  1,538
                                                                      ========          ========
        Income taxes                                                  $     18          $     18
                                                                      ========          ========
     Non-cash activities during the quarter:
        Capital lease additions                                       $    249          $     --
                                                                      ========          ========


      See accompanying notes to condensed consolidated financial statements

                            THE CERPLEX GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

(a)  ORGANIZATION, BASIS OF REPORTING AND PRINCIPLES OF CONSOLIDATION

     The Cerplex Group, Inc. (the "Company") was incorporated in California in May 1990 and reincorporated in Delaware in November 1993. The Company is a leading independent provider of electronic parts repair and logistics services for a wide range of electronic equipment for the computer and peripheral, telecommunications and office automation markets. The Company's key service offerings are depot repair, logistics services and spare parts management and sales, as well as a variety of ancillary services. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

(b)  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     In May 1996, the Company acquired Cerplex SAS. As part of the acquisition, sufficient cash was provided to fund certain liabilities of Cerplex SAS. Under the terms of the Stock Purchase Agreement, the Company has agreed to certain financial covenants over a four year period that limit the amount of dividends and payments in the nature of corporate charges paid by Cerplex SAS. Accordingly, the cash of Cerplex SAS is generally not available for financing operations outside of Cerplex SAS. The cash balance of Cerplex SAS at March 31, 1997 was $18.0 million.

(c)  INVENTORIES

     Inventories are stated at the lower of cost (determined by the weighted-average method) or market.

(d)  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Depreciation for the plant in the United Kingdom is provided utilizing the straight line method over the estimated useful life of twenty-five years. Depreciation for equipment is provided utilizing the straight-line method over the estimated useful lives (primarily three to five years) of the respective assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or useful life.

(e)  OTHER ASSETS

     Long-term investments are recorded at cost. The Company periodically assesses whether there has been an other than temporary decline in the market value below cost of the investment. Any such decline is charged to earnings resulting in the establishment of a new cost basis for the investment. Debt issuance costs incurred to obtain financing are capitalized and amortized using the straight-line method over the estimated life of the related debt.

                            THE CERPLEX GROUP, INC.

(f)  GOODWILL

     Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted future cash flows. The amount of goodwill impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company's average cost of funds.

(g)  FOREIGN CURRENCY TRANSLATION

     Assets and liabilities of foreign subsidiaries are translated at year-end rates of exchange and net sales and expenses are translated at the average rates of exchange for the year. Translation gains and losses are excluded from the measurement of net income or loss and are recorded as a separate component of stockholders' deficiency. Gains and losses resulting from foreign currency transactions are included in net income.

(h)  INCOME TAXES

     Provisions are made for the amount of income taxes on the reported operations of each year. Tax credits are treated as reductions of the applicable Federal income tax provisions in the years earned. On a quarterly basis, the Company provides for state and foreign income taxes based on an estimate of the effective rate for the entire year.

(i)  REVENUE RECOGNITION

     Sales are recognized upon shipment of product to customers. Sales relating to deferred service contracts are recognized over the related contract terms on a straight-line basis.

(j) LOSS PER SHARE

     Loss per share is computed using the weighted average number of common shares outstanding. Common stock equivalents consist of preferred stock, stock options and warrants, which were computed using the treasury stock method, respectively. Net loss per share excludes the effect of common stock equivalents, because their effect would be anti-dilutive.

     In 1997, Financial Accounting Standards No. 128 ("FAS 128") Earnings Per Share was issued. FAS 128 is effective for earnings per share calculations for periods ending after December 15, 1997. At that time the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods, as needed.

(k)  FINANCIAL STATEMENT ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.

                            THE CERPLEX GROUP, INC.

NOTE 2 - BASIS OF PRESENTATION
------------------------------

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position as of March 31, 1997 and consolidated statement of operations and statement of cash flows for the three months ended March 31, 1997 and 1996. Results of operations for the three months ended March 31, 1997 are not necessarily indicative of results to be expected in the future.

     Although the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1996.

     The Company's fiscal year is the 52 or 53 week period ending on the Saturday closest to December 31. For purposes of presentation, the Company has indicated its accounting quarter and year end as March 31 and December 31, respectively. Certain reclassifications have been made to the 1996 consolidated financial statements to conform to the 1997 presentation.


NOTE 3 - CONVERSIONS OF SERIES B PREFERRED STOCK
------------------------------------------------

     Due in part to the decreases in the trading price of the Company's Common Stock, the conversion rights of the Series B Preferred Stock have resulted in, and may in the future result in, dilution to the holders of Common Stock. In addition, due to the conversion of the Series B Preferred Stock, the Company has insufficient authorized Common Stock to effect the conversion of additional outstanding Series B Preferred Stock or to issue the Common Stock issuable upon exercise of outstanding options and warrants. The lack of authorized capital, as well as the existence of the Series B Preferred Stock, could impact adversely the ability of the Company to consummate an equity financing. The Company's Board of Directors recently approved an increase in the Company's authorized Common Stock from 30,000,000 to 60,000,000 shares. The Company intends to submit this increase to the Company's stockholders for approval at the Annual Meeting on June 10, 1997. Failure to receive such approval by July 1997 constitutes an event of default under the Company's senior credit facility.

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

OVERVIEW
--------

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

     During the third quarter of 1995, the Board of Directors approved a Liquidation Plan to discontinue its end-of-life programs, a segment of the Company, through liquidation of these operations. In its end-of-life programs, the Company assumed all responsibilities for the support and repair of products which are no longer manufactured or are being phased out of manufacturing. Generally, when the Company undertook an end-of-life program, it acquired substantially all of the unique test equipment, repair equipment and inventories needed to support the program. Services provided by the Company under end-of-life programs include repair, provision of spare parts for a defined period of time, plant return and parts reclamation, engineering and document control, warehousing, and vendor certification and management. The Company no longer undertakes these programs. The liquidation of end-of-life programs has been accounted for as discontinued operations.

     The results of operations for 1996 reflected, to a large degree, the resolution of several matters that have been adversely impacting the Company. Specifically, the Company closed its unprofitable Texas operations and reached a settlement with the SpectraVision bankruptcy; it established reserves for the impairment of assets, and incurred additional losses on common stock received in settlement of various transactions; it closed its training operations and business, resulting in restructuring charges and asset write-downs; and, due to changes in the Company's business, or the business of third parties, the Company recorded charges for inventory write-downs, uncollectable receivables and other assets.

RESULTS OF OPERATIONS
---------------------

     The following table sets forth items from the Company's Condensed Consolidated Statements of Operations as a percentage of net sales.


                                              For the Three
                                               Month Period
                                              Ended March 31
                                             ----------------
                                               1997     1996
                                             -------   ------
Net sales                                     100.0%   100.0%
Cost of sales                                  83.8     83.0
                                              -----    -----
Gross margin                                   16.2     17.0
Selling, general and administrative            19.4     16.5
                                              -----    -----
Operating income (loss)                        (3.2)%    0.5%
                                              =====    =====

                            THE CERPLEX GROUP, INC.

NET SALES

     Net sales for the quarter ended March 31, 1997 increased $5.5 million or 13.5% to $46.3 million over net sales for the corresponding quarter of 1996. The increase in net sales for the first quarter of 1997 compared with the first quarter of 1996 is primarily due to $23.3 million in incremental sales from the acquisitions in the second quarter of 1996 of Cerplex SAS and the remaining 51% interest in Modcomp/Cerplex L.P., a Delaware limited partnership ("Modcomp/Cerplex"). This increase was partially offset by declines in North America sales attributable to a $4.2 million sales decline in the Company's spare parts business, a $3.3 million sales decrease in the Company's Southern California operations, a $3.2 million revenue decline due to the sale of the Company's InCirt division in the second quarter of 1996, and a $3.1 million revenue decline due to the closure of the Company's Texas contract service operations in the third quarter of 1996.

GROSS PROFIT

     Gross profit as a percentage of net sales declined to 16.2% during the quarter ended March 31, 1997 from 17.0% during the quarter ended March 31, 1996. The decrease in the gross profit margin percentage was primarily driven by cost inefficiencies due to lower overall sales volumes in the Company's North America depot repair and spare parts businesses. In addition, the gross profit percentage was negatively impacted by additional inventory reserves. The decrease in the gross profit margin percentage was partially offset by higher margins in the Company's international operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses ("SG&A") increased by $2.3 million and as a percentage of net sales were 19.4% during the quarter ended March 31, 1997 compared with 16.5% during the quarter ended March 31, 1996. The increase in SG&A dollar spending is due to additional SG&A resulting from the additions of the Company's Cerplex SAS and Modcomp/Cerplex subsidiaries which were acquired in the second quarter of fiscal 1996, and from higher legal and consulting expenses incurred during the quarter.

EQUITY IN EARNINGS FROM JOINT VENTURE & OTHER EXPENSES

     Equity in earnings of joint venture relates to the Company's 49% ownership interest in Modcomp/Cerplex prior to April 1996. The Company acquired the remaining 51% interest of Modcomp/Cerplex in the second quarter of 1996. The increase in other expenses for the first quarter of 1997 is primarily due to the write-off of $0.5 million in non-operating assets.

                            THE CERPLEX GROUP, INC.

INTEREST EXPENSE

     Interest expense for the quarter ended March 31, 1997 increased to $2.2 million from $1.8 million in the corresponding quarter of 1996. The increase was due to increased debt amortization expenses together with a higher weighted average interest rate. The increase was partially offset by a lower average debt balance. Loan amortization costs in the quarter ended March 31, 1997 increased by $0.5 million to $0.8 million. The effective interest rate on credit facilities increased to 9.8% during the quarter ended March 31, 1997 from 9.2% during the quarter ended March 31, 1996. Average borrowings outstanding were $61.9 million during the quarter ended March 31, 1997 compared with $65.9 during the quarter ended March 31, 1996.

INCOME TAXES

     Income tax expense for the quarter ended March 31, 1997 increased to $721,000 from $293,000 for the prior year quarter and is primarily related to income taxes on earnings of the Company's operations in Europe. The Company has not recorded an income benefit related to operating losses in the United States, and, accordingly, a full valuation allowance for deferred tax assets has continued to be maintained due to uncertainties surrounding their realization.

                            THE CERPLEX GROUP, INC.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

    SENIOR CREDIT FACILITY

     The Company's senior credit agreement was established in October 1994 (the "Credit Agreement") with a group of banks led by Wells Fargo Bank. During part of 1996 and part of 1997, the Company was in default of various covenants in the Credit Agreement, which resulted in a series of waivers and amendments to the agreement. In April 1996, the Company entered into an amended Credit Agreement that reduced the maximum amount under the line of credit from $60.0 million to $48.0 million and required reductions in the total commitments to $47.0 million by September 30, 1996, to $45.0 million by December 31, 1996 and to $43.0 million by March 31, 1997. The interest rate on the Agreement was increased to prime plus 2.25% and the maturity accelerated from October 1997 to March 31, 1997. In consideration for the amendment, the Company provided the lenders with warrants to purchase 125,000 shares of common stock at $6 per share and paid certain commitment fees and out-of-pocket expenses.

     In November 1996, the Company entered into amendments to the Credit Agreement. As compensation for the amendments, the company repriced the 125,000 warrants issued in April 1996 from $6.00 per share to $2.50 per share.

     In April 1997, the agreement was again amended to provide for borrowings comprising a revolver and a term loan. The revolver has a maximum amount available of $6.0 million. The interest rate on the revolver is the prime lending rate plus 2.25%. The term loan is for $38.9 million and carries an interest rate of prime lending rate plus 3.125%. In addition, the Company must use to pay down the term loan 66.67% of all cumulative cash flow in excess of $9.0 million during 1997, and generally 66.67% of all proceeds from asset, stock investment and subsidiary sales, as well as 25% of the proceeds of any equity offerings. The Company reduced the term loan and the revolver by an aggregate of approximately $8.25 million on April 11, 1997 in connection with the sale of PCS described below. The amended Credit Agreement expires May 1, 1998. In consideration for the amendment to the Credit Agreement, the Company was required to provide the lenders with warrants to purchase 750,000 shares of the Company's common stock at an exercise price of $0.60, and to pay certain commitment fees and out-of-pocket expenses. In addition, the warrants issued April 1996 were repriced to an exercise price of $0.60. The April 1997 Credit Agreement includes revised covenants for profitability, current ratio, minimum tangible net worth, leverage and working capital. In addition, the Company is operating under waivers with respect to certain covenants under the Credit Agreement and is required to fulfill certain covenants, including covenants to hire a Chief Executive Officer by May 30, 1997 and to receive shareholder approval to increase authorized Common Stock from 30,000,000 to 60,000,000 shares by July 1997.

     SUBORDINATED NOTES

     In November 1993, the Company sold $17.3 million in principal amount of its Series A 9.0% (changed to 9.5% in October 1994) Senior Subordinated Notes and $5.7 million in principal amount of its Series B 9.0% Senior Subordinated Notes with 920,000 detachable warrants to purchase common stock. The detachable warrants were issued at the option price of $.01 per share resulting in an original issue discount of $3.6 million on the Series B 9.0% Senior Subordinated Notes. The Series A Senior Subordinated Notes accrued interest at the rate of 9.5% per annum, payable quarterly, with principal amount thereof payable in three installments in November 1999, 2000 and 2001. The Company is subject to certain financial and other covenants which include restrictions on the incurrence of additional debt, payment of any dividends and certain other cash disbursements as well as the maintenance of certain financial ratios.

                            THE CERPLEX GROUP, INC.


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

     In April 1997, the Note Purchase Agreement was again amended revising certain covenants. Interest is now payable semi-annually instead of quarterly. The term of the Agreement is unchanged from the prior Agreement. In consideration for the amendment, the Company repriced the warrants issued in April 1996 to the April 4, 1997 market price of $0.60 per share.

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

     In April 1996, the Company received a distribution from its earnings of Modcomp/Cerplex of $3.0 million which was used to acquire the remaining 51% of this partnership.

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

     In June 1996, the Company issued 8,000 shares of Series B Stock at $1,000 per share in a private placement. The Series B Preferred Stock is convertible into Common Stock of the Company at the option of each holder at the lower of $5.07 per share or 80% of the average closing bid price over a ten-day period ending three days prior to the date of conversion. The Series B Preferred Stock has certain rights, privileges and preferences, including a $2,000 per share preference in the event of a sale of the Company. The Board of Directors may not pay dividends to the holders of the Company's Common Stock unless and until the Board has paid an equivalent divided to the holders of Series B Preferred Stock based upon the number of shares of Common Stock into which each share of Series B Preferred Stock is convertible. As of April 11, 1997, 5,880 shares of the Series B Preferred Stock had been converted into 16,502,125 shares of Common Stock. While additional holders of Series B Preferred Stock have converted their shares into Common Stock after such date, the issuance of any Common Stock above the 30,000,000 authorized shares remains subject to stockholder approval.

                            THE CERPLEX GROUP, INC.


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

     The Company acquired inventory consisting of used telephones from Lucent Technologies, Inc. ("Lucent"). At December 31, 1996, the Company had $5.9 million of inventory, production cost commitments and assets related to the telephones acquired from Lucent. In June 1996, the Company executed a promissory note bearing interest at 9.75% in the amount of $4.6 million payable on September 15, 1996 in favor of Lucent, reflecting a portion of the amount invoiced to the Company by Lucent (the "Lucent Note"). Lucent has invoiced the company for an additional $0.6 million. Due to the quality of the inventory and the lack of availability of spare parts to effect repairs, the Company believes it has claims against Lucent. The Company currently does not intend to pay the Lucent note or other Lucent invoices. If the Company is required to pay the Lucent Note and other Lucent invoices in full, it would have a material adverse effect on the Company's financial resources. On October 7, 1996, the Company filed a lawsuit against Lucent in the Orange County Superior Court seeking to have the Lucent Note declared invalid. On November 6, 1996, Lucent filed a cross-complaint seeking payment of the Lucent Note, alleging damages for breach of contract and seeking a constructive trust on any proceeds from the sale of the telephones. The Company's failure to have the Lucent Note declared invalid, or the loss to Lucent of any of the material claims asserted against the Company, could materially and adversely affect the Company.

     In October 1996, the Company entered into a transaction with Atwood Richards, Inc. ("ARI") pursuant to which the Company was obligated to continue to repair and refurbish the remaining telephones in inventory through December 31, 1996, and deliver 100% of the repaired product to ARI. The Company will receive trade credits for up to $7.5 million in goods and services depending on the number of telephones repaired. The trade credits received from ARI may be used to acquire various goods and services. There can be no assurance that the Company will be able to use the trade credits in the near term, if at all.

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

                             THE CERPLEX GROUP, INC.



PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

     Refer to disclosure set forth in Part I, Item 3 (Legal Proceedings) of the Company's Annual Report on Form 10-K for the 1996 fiscal year.

ITEM 2.  CHANGES IN SECURITIES
------------------------------

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

     During portions of 1996 and the beginning of 1997, the Company was in default under its senior Credit Agreement. The Company has renegotiated and amended such agreement to cure such defaults. See "Liquidity and Capital Resources" herein for a more detailed discussion. In addition, the Company is operating under waivers with respect to certain covenants under the Credit Agreement and is required to fulfill certain covenants by various deadlines over the next couple of months.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

    None.

ITEM 5.  OTHER INFORMATION
--------------------------

(a) RISK FACTORS
     This report may contain forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause differences include, but are not limited to, those discussed below.

     LOSSES AND ACCUMULATED DEFICIT. For the quarter ended March 31, 1997, the Company reported a net loss of $5.0 million, including an operating loss of $1.5 million. As of March 31, 1997, the Company had an accumulated deficit of $79.4 million. There can be no assurance that the Company will reduce its operating losses or operate profitably in the future. The Company anticipates incurring additional operating losses during the second quarter of 1997. Continued losses could materially and adversely affect the Company's business and the value of, and the market for, the Company's equity securities.

     DEPENDENCE ON KEY CUSTOMERS. During 1996, Rank Xerox, IBM and BT accounted for approximately 17%, 12%, and 11%, of revenues, respectively. In the first quarter of 1997 these three customers accounted for approximately 30%, 7%, and 9%, respectively. During 1995, IBM significantly decreased orders for certain programs which materially and adversely affected the Company and its results of operations. A significant portion of the Company's net sales attributable to IBM in 1995 were from discontinued operations, and, as such, the Company expects net sales attributable to IBM to continue to account for a decreasing percentage of the Company's net sales. Sales to BT significantly decreased during 1996 to approximately $21.4 million representing a 36% decrease from 1995 and it is expected that sales during 1997 will decrease from the 1996 levels. There can be no assurance that major customers of the Company will not terminate any or all of their arrangements with the Company; significantly change, reduce or delay the amount of services ordered from the Company; or significantly change the terms upon which the Company and these customers do business. Any such termination, change, reduction or delay could have a material adverse effect on the Company's business.

                             THE CERPLEX GROUP, INC.

     FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING. The Company's ability to maintain its current revenue base and to grow its business is dependent on the availability of adequate capital. Without sufficient capital, the Company's growth may be limited and its existing operations may be adversely affected. The Company's financial condition and limited capital has adversely impacted the Company's relationship with certain customers and may adversely impact its relationship with customers in the future. During portions of 1996 and 1997, the Company was in default under its senior credit agreement and subordinated note agreement. While the Company has renegotiated amendments to such agreements, the terms of the senior credit facility have resulted in a reduced borrowing base which will be further reduced over the next twelve months and the Company currently has limited borrowing ability under such facility. The Company is required to use a portion of cash generated from operations, and from sales of assets to further reduce its borrowing base under the senior credit agreements. As a result, the Company currently has limited capital. In addition, the terms of such agreements restrict the Company's ability to incur additional indebtedness and could adversely affect the Company's ability to obtain additional financing. General market conditions and the Company's future performance, including its ability to generate profits and positive cash flow, will also impact the Company's financial resources. The failure of the Company to obtain additional capital when needed could have a material adverse effect on the Company's business and future prospects. The Company is required to maintain or fulfill certain covenants and obligations including the hiring of a Chief Executive Officer by May 30, 1997, to maintain its credit facility. No assurance can be given that the Company will be able to fulfill such obligations and covenants or to otherwise maintain its current credit facilities or that additional financing will be available or, if available, will be on acceptable terms.

     IMPACT OF SERIES B PREFERRED STOCK; LACK OF AUTHORIZED CAPITAL. In June 1996, the Company issued 8,000 shares of Series B Preferred Stock at $1,000 per share in a private placement. The Series B Preferred Stock is convertible into Common Stock of the Company at the option of each holder at the lower of $5.07 per share or 80% of the average closing bid price over a ten-day period ending three days prior to the date of conversion. The Series B Preferred Stock has certain rights, privileges and preferences, including preferential voting rights and a $2,000 per share preference in the event of a sale of the Company. The Board of Directors may not pay dividends to the holders of the Company's Common Stock unless and until the Board has paid an equivalent divided to the holders of Series B Preferred Stock based upon the number of shares of Common Stock into which each share of Series B Preferred Stock is convertible. As of April 11, 1997, 5,880 shares of the Series B Preferred Stock had been converted into approximately 16,502,125 shares of Common Stock. Between March 31, 1997 and April 11, 1997, 3,469 shares of Series B Preferred Stock had been converted in 12,912,094 shares of Common Stock.

     Due in part to the decreases in the trading price of the Company's Common Stock, the conversion rights of the Series B Preferred Stock have resulted in, and may in the future result in, dilution to the holders of Common Stock. In addition, due to the conversion of the Series B Preferred Stock, the Company has insufficient authorized Common Stock to effect the conversion of additional outstanding Series B Preferred Stock or to issue the Common Stock issuable upon exercise of outstanding options and warrants. The lack of authorized capital, as well as the existence of the Series B Preferred Stock, could impact adversely the ability of the Company to consummate an equity financing. The Company's Board of Directors recently approved an increase in the Company's authorized Common Stock from 30,000,000 to 60,000,000 shares. The Company intends to submit this increase to the Company's stockholders for approval at the Annual Meeting on June 10, 1997. Failure to receive such approval by July 1997 constitutes an event of default under the Company's senior credit facility.

                             THE CERPLEX GROUP, INC.

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

     RISK OF EXCESS AND UNUSABLE INVENTORY; Decreased Value of Assets. At March 31 1997, inventory constituted approximately 15% of the Company's assets. Any decrease in the demand for the Company's repair services could result in an additional portion of the Company's inventory becoming excess, obsolete or otherwise unusable. During the last few years, the Company wrote down a significant amount of inventory and a significant amount of other assets, including receivables, securities and goodwill. Changes in the Company's business, as well as the business of third parties, could adversely affect the value of assets remaining, possibly resulting in write-offs. The existence, amounts and timing of any such additional write-offs will be dependent upon various factors including, without limitation, the volume and profitability of future operations, market conditions as well as the operations of the above-mentioned third parties. In addition, the Company became entitled to receive an aggregate of approximately 370,000 shares of Common Stock of Pen Interconnect, Inc. in connection with the sale of its InCirT division which were valued at $5.40 per share. The trading price of such shares has subsequently decreased substantially and the Company wrote off $1.1 million in the fourth quarter of 1996. No additional amounts were written off in the first quarter of 1997. There can be no assurance that the Company will not be required to write down additional amounts of its investment with respect to such shares in the future. In October 1996, the Company entered into an agreement to sell its phone inventory purchased from Lucent to Atwood Richards, Inc. ("ARI"). The consideration paid to the Company from ARI was up to $7.5 million in trade credits. The Company has no prior experience in using trade credits and there can be no assurance the Company will realize the value of the trade credits. There can be no assurance that the Company will not be required to write down significant amounts of its inventory or other assets in the future, which could have a material adverse effect on the Company's business and results of operations.

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

                             THE CERPLEX GROUP, INC.

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

     COMPETITION. The Company competes with the in-house repair centers of original equipment manufacturers ("OEM'S") and third party maintainers ("TPM'S") for repair services. There is no assurance that these entities will choose to outsource their repair needs. In certain instances, these entities compete directly with the Company for the services of unrelated OEM'S and TPM'S. In addition to competing with OEM'S and TPM'S, the Company also competes for depot repair business with a small number of independent organizations similar in size to the Company and a large number of smaller companies. Many of the companies with which the Company competes have significantly greater financial resources than the Company. There can be no assurance that the Company will be able to compete effectively in its target markets.

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

     DEPENDENCE ON ACQUISITION STRATEGY. Certain of the Company's repair programs result in decreasing net sales as the installed base of the particular products under such programs decreases over time. An important component of the Company's strategy to maintain its revenue and to grow its business has been the acquisition of repair programs and complementary businesses. Competition for these types of transactions is likely to intensify. The Company's ability to effect any significant transactions requiring capital will be limited by the Company's lack of working capital and by the terms of the Company's senior credit facility and subordinated notes. The Company is no longer permitted under the terms of its credit facility to engage in acquisitions. There can be no assurance that the Company will be able to acquire additional repair programs or complementary businesses in the future or, if acquired, that such operations will prove to be profitable.

                             THE CERPLEX GROUP, INC.


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

     RISK ASSOCIATED WITH THE ABILITY OF EXISTING STOCKHOLDERS TO CONTROL THE COMPANY. As of April 30, 1997, the officers, directors, principal stockholders and their affiliates owned greater than a majority of the outstanding common stock. Although there are currently no voting agreements or similar arrangements among such stockholders, if they were to act in concert, they would be able to elect a majority of the Company's directors, determine the outcome of most corporate actions requiring stockholder approval and otherwise control the business affairs of the Company. The Board of Directors of the Company has the authority under the Company's Restated Certificate of Incorporation to issue shares of the Company's authorized preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon any unissued shares of preferred stock. The issuance of preferred stock may adversely affect the voting and dividend rights, rights upon liquidation and other rights of the holders of common stock. The issuance of preferred stock and the control by existing stockholders, if they were to act in concert, may have the effect of delaying, deferring or preventing a change in control of the Company. In April 1997, William A. Klein acquired 3,663,898 shares of Common Stock upon the conversion of Series B Preferred Stock, Richard C. Davis acquired 166,667 shares of Common Stock upon the conversion of Series B Preferred Stock and the Sprout Growth, II L.P. acquired 7,563,333 shares of Common Stock upon the conversion of Series B Preferred Stock. In addition, DLJ Capital Corporation has a pending conversion of 231 shares of Preferred Stock into 770,000 shares of Common Stock.

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

                             THE CERPLEX GROUP, INC.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


a) Exhibits

Exhibit                    Description
-------                    -----------
 27.1                      EDGAR Financial Data Schedule


b)    Reports on Form 8-K for the quarter ended March 29, 1997

      None

                            THE CERPLEX GROUP, INC.


                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 13, 1997
                                               THE CERPLEX GROUP, INC.

                                               /s/ ROBERT W. HUGHES
                                               -----------------------------
                                               Robert W. Hughes
                                               Senior Vice President of Finance
                                               and Chief Financial Officer
                                               (Principal Accounting Officer)