Form 10-Q
period 1997-06-30
CERPLEX GROUP INC
filed 1997-08-12
CIK 915870

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended        June 30, 1997
                                  --------------------

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                                -------------------    -------------------

Commission file number           0-23602
                         -------------------


                             THE CERPLEX GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                        33-0411354
     -------------------------------                       -------------------
     (State or other jurisdiction of                         (IRS Employer
      incorporation or organization)                       Identification No.)


                       1382 Bell Avenue, Tustin, CA 92780
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


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

The number of shares outstanding of the Registrant's Common Stock on July 27, 1997 was 34,217,655.

                             THE CERPLEX GROUP, INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I --- FINANCIAL INFORMATION

     Condensed Consolidated Balance Sheets..................................  4
     Condensed Consolidated Statements of Operations........................  5
     Condensed Consolidated Statement of Stockholders' Deficiency...........  6
     Condensed Consolidated Statements of Cash Flows........................  7
     Notes to Condensed Consolidated Financial Statements...................  8
     Management's Discussion and Analysis of Financial Condition
                and Results of Operations................................... 13

PART II --- OTHER INFORMATION

     Legal Proceedings...................................................... 19
     Changes in Securities.................................................. 19
     Defaults Upon Senior Securities........................................ 19
     Submission of Matters to a Vote of Security Holders.................... 19
     Other Information...................................................... 19
     Exhibits and Reports on Form 8-K....................................... 23

SIGNATURE................................................................... 24

                            THE CERPLEX GROUP, INC.







                                     PART I


                              FINANCIAL INFORMATION

                            THE CERPLEX GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (Unaudited)


                                                                       June 30,     December 31,
                                                                         1997           1996
                                                                       --------     ------------
                                    ASSETS
Current assets:
  Cash and cash equivalents                                            $ 21,788      $   23,782
  Accounts receivable, net                                               17,023          19,539
  Inventories                                                             8,987          17,326
  Net assets of discontinued operations                                      --           1,681
  Prepaid expenses and other current assets                               5,116           8,146
                                                                        -------       ---------
     Total current assets                                                52,914          70,474
Property, plant and equipment, net                                       23,836          28,039
Goodwill                                                                     --           4,953
Other long-term assets                                                    1,367           2,028
                                                                        -------       ---------
     Total assets                                                      $ 78,117      $  105,494
                                                                        =======       =========
                     LIABILITIES & STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Notes payable to banks                                               $ 35,897      $    6,000
  Notes payable                                                           4,826           5,026
  Accounts payable                                                       15,117          19,498
  Accrued and other current liabilities                                  28,083          25,347
  Income taxes payable                                                       --           1,729
                                                                        -------       ---------
     Total current liabilities                                           83,923          57,600
                                                                        -------       ---------
Long-term debt, less current portion                                     18,114          56,817
Long-term obligations                                                     6,214           6,214

COMMITMENTS AND CONTINGENCIES

SUBSEQUENT EVENTS

Stockholders' deficiency:
  Preferred stock, par value $0.001; 3,066,340 shares authorized, none outstanding. 8,000 shares Series B Convertible Preferred
     Stock of which 657 and 7,197 are issued and outstanding as of
     June 30, 1997 and December 31, 1996, respectively; aggregate liquidation preference of $1,314 and $14,394 as of June 30, 1997
     and December 31, 1996, respectively                                    657           7,197
  Common stock, par value $0.001 per share; 60,000,000 and 30,000,000 shares authorized as of June 30, 1997 and December 31, 1996, respectively; 34,217,655 and 14,110,949 issued and outstanding
     as of June 30, 1997 and December 31, 1996, respectively                 34              14
  Additional paid-in capital                                             58,646          51,648
  Notes receivable from stockholders                                         --            (139)
  Unearned compensation                                                      --             (73)
  Accumulated deficiency                                                (88,774)        (74,414)
  Cumulative translation adjustment                                        (697)            630
                                                                        -------       ---------
     Total stockholders' deficiency                                     (30,134)        (15,137)
                                                                        -------       ---------
     Total liabilities and stockholders' deficiency                    $ 78,117      $  105,494
                                                                        =======       =========

     See accompanying notes to condensed consolidated financial statements.

                            THE CERPLEX GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                  Three months ended June 30,   Six months ended June 30,
                                                  ---------------------------   -------------------------
                                                    1997              1996         1997           1996
                                                  --------          --------     --------       --------
Net sales                                         $ 39,266          $ 51,339     $ 85,606       $ 92,185
Cost of sales                                       37,465            40,370       76,076         74,285
                                                  --------          --------     --------       --------
Gross profit                                         1,801            10,969        9,530         17,900
Selling, general and administrative expenses        10,993             8,870       20,121         15,860
Restructuring charge                                 4,307                --        4,307             --
                                                  --------          --------     --------       --------
Operating income (loss)                            (13,439)            2,099      (14,898)         2,040
Equity in earnings from joint venture                   --                --           --            357
Gain on sale of PCS                                  6,607                --        6,607             --
Gain on sale of InCirT Division                         --               450           --            450
Other (income) expense, net                            422              (288)         998           (221)
Interest expense, net                                1,709             1,658        3,956          3,169
                                                  --------          --------     --------       --------
Income (loss) before income taxes                   (8,963)            1,179      (13,245)          (101)
Provision for income taxes                             394               477        1,115            770
                                                  --------          --------     --------       --------
Net income (loss)                                 $ (9,357)         $    702     $(14,360)      $   (871)
                                                  ========          ========     ========       ========
Net income (loss) per common share                $  (0.30)         $   0.05     $  (0.60)      $  (0.07)
                                                  ========          ========     ========       ========
Weighted average common and common equivalent
  shares outstanding                                31,678            14,846       23,742         13,286
                                                  ========          ========     ========       ========

     See accompanying notes to condensed consolidated financial statements

                            THE CERPLEX GROUP, INC.

          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                       (in thousands, except share data)
                                  (Unaudited)

                                          Convertible
                                        Preferred Stock       Common Stock       Additional                             Total
                                        ----------------   -------------------    Paid-In             Accumulated   Stockholders'
                                        Shares   Amount      Shares     Amount    Capital     Other   Deficiency     Deficiency
                                        ------   -------   -----------  ------   ----------   -----   -----------   -------------
Balance at December 31, 1996             7,197   $ 7,197    14,110,949   $ 14     $ 51,648    $ 418    $ (74,414)     $ (15,137)
Stock options exercised                     --        --        10,665     --           --       --           --             --
Conversion of Preferred Stock           (1,608)   (1,608)    2,955,038      3        1,605       --           --             --
Net loss                                    --        --            --     --           --       --       (5,003)        (5,003)
Amortization of unearned compensation       --        --            --     --           --       18           --             18
Translation adjustment                      --        --            --     --           --     (945)          --           (945)
                                        ------   -------    ----------  -----     --------    -----    ---------     -----------
Balance at March 31, 1997                5,589     5,589    17,076,652     17       53,253     (509)     (79,417)       (21,067)
Stock options exercised                     --        --         5,887     --           --       --           --             --
Conversion of Preferred Stock           (4,932)   (4,932)   17,135,116     17        4,915       --           --             --
Net loss                                    --        --            --     --           --       --       (9,357)        (9,357)
Amortization of unearned compensation       --        --            --     --           --       55           --             55
Translation adjustment                      --        --            --     --           --     (382)          --           (382)
Reduction of notes receivable from
  shareholder                               --        --            --     --           --      139           --            139
Repricing of Warrants                       --        --            --     --          103       --           --            103
Issuance of Warrants                        --        --            --     --          375       --           --            375
                                        ------   -------    ----------  -----     --------    -----    ---------      ---------
Balance at June 30, 1997                   657   $   657    34,217,655  $  34     $ 58,646    $(697)   $ (88,774)     $ (30,134)
                                        ======   =======    ==========  =====     ========    =====    =========      =========

     See accompanying notes to condensed consolidated financial statements

                            THE CERPLEX GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (Unaudited)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                            ---------------------
                                                                              1997         1996
                                                                            --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  $(14,360)    $   (871)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation and amortization                                              4,639        3,878
    Amortization of unearned compensation                                         73           35
    Foreign currency transaction (gain) loss                                    (204)          28
    Equity in earnings of joint venture                                           --         (357)
    Distribution of earning of joint venture                                      --        3,090
    Non-cash charges related to restructure                                    4,307           --
    Gain on sale of InCirT Division                                               --         (450)
    Gain on sale of PCS                                                       (6,607)          --
    Decrease (increase) in:
      Accounts receivable                                                        356        4,153
      Inventories                                                              5,847         (854)
      Prepaid expenses and other current assets                                2,888        6,335
      Other long-term assets                                                    (747)      (1,364)
      Net assets of discontinued operations                                    1,681        1,250
    Increase (decrease) in:
      Accounts and notes payable                                              (6,903)       1,854
      Accrued and other current liabilities                                    6,203       (8,605)
      Income taxes payable                                                    (1,708)        (549)
                                                                            --------     --------
    Net cash provided by (used in) operating activities                       (4,535)       7,573
                                                                            --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of plant and equipment, net                                          (701)        (450)
  Acquisition of businesses, net of cash acquired*                                --        5,147
  Proceeds from sale of InCirT Division                                           --        5,500
  Proceeds from sale of PCS                                                   13,750           --
                                                                            --------     --------
    Net cash used in investing activities                                     13,049       10,197
                                                                            --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock                                       --        7,911
  Proceeds from issuance of common stock                                          --           47
  Repricing/issuance of warrants                                                 478           --
  Decrease in notes receivable from stockholders                                 139           (3)
  Principal payments of long-term debt                                            --         (304)
  Net payments of borrowings                                                  (9,361)      (2,000)
  Other                                                                          (12)          --
                                                                            --------     --------
    Net cash provided by (used in) financing activities                       (8,756)       5,651
                                                                            --------     --------
Effect of exchange rate changes on cash                                       (1,752)         (22)
                                                                            --------     --------
    Net increase (decrease) in cash and cash equivalents                      (1,994)      23,399
Cash and cash equivalents at beginning of period                              23,782        3,807
                                                                            --------     --------
Cash and cash equivalents at end of period                                  $ 21,788     $ 27,206
                                                                            ========     ========
Supplemental disclosure of cash flow information:
  Cash paid during the quarter for:
    Interest                                                                $  3,555     $  3,319
                                                                            ========     ========
    Income taxes                                                            $  2,617     $     25
                                                                            ========     ========
  Acquisition of business*
    Amount paid                                                             $     --     $ (8,977)
    Cash acquired                                                           $     --       14,124
                                                                            --------     --------
                                                                            $     --     $  5,147
                                                                            ========     ========

     See accompanying notes to condensed consolidated financial statements.

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

     In May 1996, the Company acquired Cerplex SAS. As part of the acquisition, sufficient cash was provided to fund certain liabilities of Cerplex SAS. Under the terms of the Stock Purchase Agreement, the Company has agreed to certain financial covenants over a four year period that limit the amount of dividends and payments in the nature of corporate charges paid by Cerplex SAS. Accordingly, the cash of Cerplex SAS is generally not available for financing operations outside of Cerplex SAS. The cash balance of Cerplex SAS at June 30, 1997 was $16.8 million.

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

(g)  FOREIGN CURRENCY TRANSLATION

     Assets and liabilities of foreign subsidiaries are translated at quarter-end rates of exchange and net sales and expenses are translated at the average rates of exchange for the year. Translation gains and losses are excluded from the measurement of net income or loss and are recorded as a separate component of stockholders' deficiency. Gains and losses resulting from foreign currency transactions are included in net income.

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

(j)  INCOME (LOSS) PER SHARE

     Net income (loss) per share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding. Common stock equivalents consist of preferred stock, stock options and warrants, which were computed using the treasury stock method. Net loss per share excludes the effect of common stock equivalents, because their effect would be anti-dilutive.

     In 1997, Financial Accounting Standards No. 128 ("FAS 128") Earnings Per Share was issued. FAS 128 is effective for earnings per share calculations for periods ending after December 15, 1997. At that time the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods, as needed. The effects of this change are not expected to have a material effect on income (loss) per common share.

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

                            THE CERPLEX GROUP, INC.


NOTE 2 - BASIS OF PRESENTATION
------------------------------

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position as of June 30, 1997 and consolidated statement of operations and statement of cash flows for the six months ended June 30, 1997 and 1996. Results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of results to be expected in the future.

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

     The Company's fiscal year is the 52 or 53 week period ending on the Saturday closest to December 31. For purposes of presentation, the Company has indicated its accounting quarter and year end as June 30 and December 31, respectively. Certain reclassifications have been made to the 1996 consolidated financial statements and the financial statements for the six-month period ended June 30, 1997 to conform to the most recent 1997 presentation.

NOTE 3 - CONVERSIONS OF SERIES B PREFERRED STOCK
------------------------------------------------

     Due in part to the decreases in the trading price of the Company's Common Stock, the conversion rights of the Series B Preferred Stock have resulted in, and may in the future result in, dilution to the holders of Common Stock and could impact adversely the ability of the Company to consummate an equity financing. The stockholders approved an increase in the Company's authorized Common Stock from 30,000,000 to 60,000,000 shares at the Annual Stockholders' Meeting held on June 10, 1997.

NOTE 4 - ACQUISITIONS
---------------------

     In May 1996, the Company acquired Rank Xerox Limited's subsidiary, Cerplex SAS, for $6.1 million, including estimated taxes, registration fees, legal, accounting and other out-of-pocket expenses of $1.2 million. Cerplex SAS is the legal successor to Rank Xerox et Compagnie ("Rank Xerox SNC"), which was transformed immediately prior to the acquisition from societe en nom collectif (a type of partnership) into a societe par actions simplifee (a form of limited liability company), at which time its name was changed to Cerplex SAS. Cerplex SAS performs repair and refurbishment services primarily for large copiers in the northern region of France, near Lille. Based on the allocation of the purchase price to the fair value of the assets and liabilities (including long term liabilities for taxes and employment related matters) related to the acquisition, the Company reduced other long-term assets by the amount of negative goodwill ($1.5 million) in accordance with APB #16, Business Combinations. As part of the acquisition, RXL provided sufficient cash to fund certain liabilities of Cerplex SAS. Under the terms of the Stock Purchase Agreement, the Company has agreed to certain financial covenants over a four-year period that limit the amount of dividends and payments in the nature of corporate charges paid by Cerplex SAS; the maintenance of Cerplex SAS' current ratio greater than one; and restrictions on guarantees with respect to Cerplex and its subsidiaries (excluding Cerplex SAS). In addition, Cerplex SAS entered into a four-year Supply and Services Agreement with RXL to provide repair and refurbishment services with guaranteed levels of production hours (at standard rates) that decline over the period of the contract. Revenues and income before taxes of Cerplex SAS for the six months ended June 30, 1997 were $29.3 million and $3.9 million, respectively. Revenues and income before taxes for the five week period ending June 30, 1996, were $5.3 million and $1.0 million, respectively.

                            THE CERPLEX GROUP, INC.


     In April 1996, the Company acquired the remaining 51% interest in Modcomp/Cerplex L.P. (Modcomp/Cerplex") for $2.8 million. Modcomp/Cerplex is a supplier of real-time computer systems, products and services for the process control industry. As a result of the acquisition of the remaining interest in Modcomp/Cerplex, the Company consolidated the results of operations and financial position of this entity effective April 1, 1996. Prior to April 1, 1996, the Company recorded its 49% interest in Modcomp/Cerplex on the equity method of accounting. The fair value of the assets and liabilities acquired exceeded the purchase price by approximately $2.0 million, resulting in negative goodwill. In accordance with APB #16, Business Combinations, the Company reduced other long-term assets to zero and recorded the remaining amount of $500,000 as negative goodwill, which is being amortized into income over a five year period.

     Assuming the above acquisitions occurred at the beginning of 1996, the pro forma results of operations of the Company for the six months ended June 30, 1996, would have been as follows:


         In Thousands, except per share data                Pro Forma
         -----------------------------------                ----------
         Net Sales                                          $  126,653
         Income from continuing operations                         323
         Net income per share from continuing operations           .02

NOTE 5  -  SALES OF INCIRT DIVISION AND PCS SUBSIDIARY
------------------------------------------------------

     Effective April 1, 1996, the Company sold its contract manufacturing division in Tustin, California ("InCirT Division") to Pen Interconnect for $3.5 million in cash and approximately $2.0 million in restricted common stock. The gain on the sale of InCirT Division was $450,000.

     On April 11, 1997, the Company sold Peripheral Computer Support, Inc. ("PCS"), a subsidiary of the Company, for $14.5 million in cash and the cancellation of $500,000 of indebtedness. Of such amount, $8.25 million was used to pay down bank debt, $500,000 was placed into escrow, and approximately $750,000 was used to pay expenses associated with the transaction. The escrow deposit will be used to pay or reimburse any losses or tax liabilities, as defined in the Purchase Agreement and Tax Allocation Agreement, respectively, or any other amounts incurred by the purchaser or PCS in connection with the sale. Subject to resolution of certain pending tax audit issues with PCS, the Company is entitled to any amounts remaining in the escrow deposit on the first anniversary of the closing date. The gain on the sale of PCS was $6.6 million.

NOTE 6  -  RESTRUCTURING COSTS
------------------------------

     During the second quarter of 1997, the Company's Board of Directors authorized and committed management to implement a consolidation and cost reduction plan to reduce North America staffing levels by 16%, eliminating 125 positions. As part of the restructure, the Company closed its Poughkeepsie, New York operations, relocating it to the Lawrence, Massachusetts. In addition, the Company plans to consolidate its Redmond, Washington and Tustin, California operations, transferring their service programs to the Company's hub-based operations in northern and southern California, Kentucky, and Massachusetts. As a result of these actions, the Company recorded a restructuring charge of $4.3 million, primarily for severance and termination benefits, lease termination costs and write-down of plant and equipment related to vacated facilities.

NOTE 7  -  GOODWILL
-------------------

     During the second quarter of 1997, the Company wrote-off $1.1 million of goodwill as a result of continued declining sales based at its Leeds, England operation and $3.2 million in connection with the sale of PCS. The Company also wrote-down an additional $0.5 million in goodwill as a result of facility closures.

                            THE CERPLEX GROUP, INC.


NOTE 8 - SUBSEQUENT EVENTS
--------------------------

     On August 11, 1997, the Company entered into an agreement to sell all of the assets of Modcomp/Cerplex L.P. to CSP, Inc. for approximately $8.2 million. The closing of the transaction is subject to the fulfillment of certain closing conditions which the Company believes will be fulfilled by the end of August, 1997.

     Effective August 6, 1997, the Company entered into the Sixth Amendment to its Senior Credit Agreement, which reduced the maximum amount available under the revolver and changed the lending rate. See Management Discussion and Analysis for further discussion.

                            THE CERPLEX GROUP, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

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

     The results of operations for 1996 and the first quarter of 1997 reflected, to a large degree, the resolution of several matters that have been adversely impacting the Company. Specifically, the Company closed its unprofitable Texas operations and reached a settlement with the SpectraVision bankruptcy; it established reserves for the impairment of assets, and incurred additional losses on common stock received in settlement of various transactions; it closed its training operations and approved the consolidation of certain operations, resulting in restructuring charges and asset write-downs; and, due to changes in the Company's business, or the business of third parties, the Company recorded charges for inventory write-downs, uncollectible receivables and other assets. The financial problems of SpectraVision, Novadyne and other clients resulted in write-offs of receivables and assets by the Company during 1995, 1996 and 1997 of over $16 million, which adversely affected the Company's results of operations.

RESULTS OF OPERATIONS
---------------------

     The following table sets forth items from the Company's Condensed Consolidated Statements of Operations as a percentage of net sales.

                                 Three Months Ended June 30,         Six Months Ended June 30,
                                 ---------------------------         -------------------------
                                   1997              1996              1997             1996
                                 ---------         ---------         --------         --------
Net sales                          100.0%            100.0%           100.0%           100.0%
Cost of sales                       95.4              78.6             88.9             80.6
Gross margin                         4.6              21.4             11.1             19.4
Selling, general & administrative   27.8              17.3             23.5             17.2
Restructuring charge                11.0                --              5.0               --
Operating income (loss)            (34.2)              4.1            (17.4)             2.2

                            THE CERPLEX GROUP, INC.


NET SALES

     Net sales for the three and six month periods ended June 30, 1997 decreased $12.1 million and $6.6 million, respectively, to $39.3 million and $85.6 million, respectively, over the net sales for the corresponding periods of 1996. The decrease in net sales of 23.5% and 7.1% in the three and six month periods of 1997 compared to the corresponding periods of the prior year is primarily attributable to the April 1997 sale of Peripheral Computer Support, Inc. ("PCS") a decrease in net sales in the Company's North American operations, particularly in relation to spare parts sales, the April 1, 1996 sale of the InCirT Division, and the closing of Certech Technology, Inc., the Company's Texas subsidiary. These actions were partially offset by the May 1996 purchase of Cerplex SAS and April 1996 acquisition of the remaining 51% interest in Modcomp/Cerplex.

GROSS PROFIT

     Gross profit as a percentage of net sales for the three and six month periods ended June 30, 1997 were 4.6% and 11.1%, respectively, compared to 21.4% and 19.4% during the corresponding periods of the prior year. The gross profit ratio during the three and six month periods ended June 30, 1997 decreased primarily as a result of a $4.2 million write-down of excess/obsolete inventory, property, plant and equipment and other assets in the second quarter of 1997. In addition, there was a decrease in margins due to inefficiencies due to lower overall sales volumes in the Company's North America depot repair and spare parts businesses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses as a percentage of net sales for the three and six month periods ended June 30, 1997 increased to 27.8% and 23.5%, respectively, from 17.3% and 17.2% during the corresponding periods of the prior year. The increase in selling, general and administrative expenses as a percentage of net sales is primarily due to the write-down of $600,000 in other assets and plant and equipment resulting from plant consolidations, the write-down of $1.6 million of goodwill, an increase in staffing of information systems personnel and higher legal and consulting expenses related to bank debt restructuring.

RESTRUCTURING CHARGES

     In the second quarter of 1997, the Company recorded a restructuring charge of $4.3 million, primarily for severance and termination benefits, lease termination costs and write-down of plant and equipment.

EQUITY IN EARNINGS FROM JOINT VENTURE & OTHER EXPENSES

     Equity in earnings of joint venture relates to the Company's ownership interest in Modcomp/Cerplex. As discussed in the Company's financial statements,
Note 4 - Acquisitions, the Company acquired the remaining 51% of Modcomp/Cerplex effective April 1, 1996. As a result, the Company consolidated the results of operations and financial position of this entity effective April 1, 1996. Prior to April 1, 1996, the Company recorded its 49% interest in Modcomp/Cerplex on the equity method of accounting.

     On April 11, 1997, the Company sold PCS, a subsidiary of the Company, for $14.5 million in cash and the cancellation of $500,000 of indebtedness. Of such amount, $8.25 million was used to pay down bank debt, $500,000 was placed into escrow, and approximately $750,000 was used to pay expenses associated with the transaction. The gain on the sale of PCS was $6.6 million.

     Effective April 1, 1996, the Company sold its contract manufacturing division in Tustin, California to Pen Interconnect for $3.5 million in cash and approximately $2.0 million in restricted common stock. The gain on the sale of the InCirT Division was $450,000.

                            THE CERPLEX GROUP, INC.


INTEREST EXPENSE

     Interest expense for the three and six month periods ended June 30, 1997 increased $51,000 and $787,000 as a result of increased amortization of loan fees, debt discount and warrants, and a higher weighted average interest rate. Average borrowings outstanding were $58.2 million during the six month period ended June 30, 1997, compared to $65.5 million during the six month period ended June 30, 1996. The effective interest rate on credit facilities increased to 10.86% during the six month period ended June 30, 1997, from 9.68% during the six month period ended June 30, 1996.

INCOME TAXES

     Income tax expense for the six months ended June 30, 1997 and 1976, is primarily related to income taxes on earnings of the Company's operations in Europe at an effective tax rate of 34%. The Company has not recorded an income tax benefit related to operating losses in the United States, and, accordingly, a full valuation allowance for deferred tax assets has continued to be maintained due to uncertainties surrounding their realization.

                            THE CERPLEX GROUP, INC.


     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     SENIOR CREDIT FACILITY

     The Company's senior credit agreement was established in October 1994 (the "Credit Agreement") with a group of banks led by Wells Fargo Bank (the "Lenders"). During part of 1996 and part of 1997, the Company was in default of various covenants in the Credit Agreement, which resulted in a series of waivers and amendments to the agreement. In April 1996, the Company entered into an amended Credit Agreement that reduced the maximum amount under the line of credit from $60.0 million to $48.0 million and required reductions in the total commitments to $47.0 million by September 30, 1996, to $45.0 million by December 31, 1996 and to $43.0 million by March 31, 1997. The interest rate on the Agreement was increased to prime plus 2.25% and the maturity accelerated from October 1997 to March 31, 1997. In consideration for the amendment, the Company provided the lenders with warrants to purchase 125,000 shares of common stock at $6 per share and paid certain commitment fees and out-of-pocket expenses.

     In November 1996, the Company entered into amendments to the Credit Agreement. As compensation for the amendments, the company repriced the 125,000 warrants issued in April 1996 from $6.00 per share to $2.50 per share.

     In April 1997, the agreement was again amended to provide for borrowings comprising a revolver and a term loan. The revolver had a maximum amount available of $6.0 million. The interest rate on the revolver was the prime lending rate plus 2.25%. The term loan was for $38.9 million and carried an interest rate of prime lending rate plus 3.125%. In addition, the Company must use to pay down the term loan 66.67% of all cumulative cash flow in excess of $9.0 million during 1997, and generally 66.67% of all proceeds from asset, stock investment and subsidiary sales, as well as 25% of the proceeds of any equity offerings. The Company reduced the term loan and the revolver by an aggregate of approximately $8.25 million on April 11, 1997 in connection with the sale of PCS. The amended Credit Agreement expires May 1, 1998. In consideration for the amendment to the Credit Agreement, the Company was required to provide the lenders with warrants to purchase 750,000 shares of the Company's common stock at an exercise price of $0.60, and to pay certain commitment fees and out-of-pocket expenses. In addition, the warrants issued April 1996 were repriced to an exercise price of $0.60. The April 1997 Credit Agreement included revised covenants for profitability, current ratio, minimum tangible net worth, leverage and working capital.

        In June 1997, the Company and the Lenders entered into another amendment to the Credit Agreement which eliminated or revised certain covenants. On August 6, 1997, the Credit Agreement was again amended to reduce the maximum amount available under the revolver to $4,886,984. The interest rate on revolving loans outstanding on August 6, 1997 was changed to the prime lending rate plus 2.00% per annum; however, the interest rate for all new revolving loans after August 6, 1997 will be 15%. The term loan was also reduced to $31,371,520 and now carries an interest rate at the prime lending rate plus 3.125%. In the event the Company fails to pay all outstanding obligations under the Credit Agreement by September 30, 1997 the interest rates under the term loan and revolver increase by 1% per month, effective September 1, 1997, for each month which such obligations are not paid in full up to a maximum of 4%. In addition, the mandatory pay down of the term loans and/or the revolving loans with the proceeds of any equity offering has been reduced from 25% to 20%, although the first $1,500,000 of any equity offers must be used to permanently reduce the term loans and/or the revolver. Under the new agreement, $6,000,000 of the net proceeds from the sale of Modcomp shall be used to pay down the term loans, $2,000,000 (or the remainder, whichever is less) of such proceeds shall be applied to the revolver, and one half of the remainder shall again be used to pay down the term loans. Subject to certain limitations, the Company may reborrow up to $2,000,000 of the Modcomp proceeds used to pay down the revolver. The sixth amendment to the Credit Agreement also resulted in revised financial covenants. The sixth amendment to the Credit Agreement is subject to certain post-effective date deliveries which must be supplied on or before August 14, 1997, including, without limitation, the issuance of warrants to the Lenders to purchase 1,235,313 shares of Common Stock at $0.59 per share and the execution of an amendment with the holders of the Company's Senior Subordinated Notes.

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

     On June 30, 1997, the Company received waivers with respect to various provisions of the Amended and Restated Note Purchase Agreement. Such waivers have been twice extended and presently run through August 14, 1997. The Company is currently negotiating with the subordinated note holders to amend the Amended and Restated Note Purchase Agreement, although there is no assurance that any such agreement will be reached. Failure to reach an agreement will result in a default under the Company's Senior Credit Agreement.

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

     In June 1996, the Company issued 8,000 shares of Series B Stock at $1,000 per share in a private placement. The Series B Preferred Stock is convertible into Common Stock of the Company at the option of each holder at the lower of $5.07 per share or 80% of the average closing bid price over a ten-day period ending three days prior to the date of conversion. The Series B Preferred Stock has certain rights, privileges and preferences, including a $2,000 per share preference in the event of a sale of the Company. The Board of Directors may not pay dividends to the holders of the Company's Common Stock unless and until the Board has paid an equivalent divided to the holders of Series B Preferred Stock based upon the number of shares of Common Stock into which each share of Series B Preferred Stock is convertible. As of June 30, 1997, 7,343 shares of the Series B Preferred Stock had been converted into 20,725,147 shares of Common Stock.

     On April 11, 1997, the Company sold Peripheral Computer Support, Inc. ("PCS"), a subsidiary of the Company, for $14.5 million in cash and the cancellation of $500,000 of indebtedness. Of such amount, $8.25 million was used to pay down bank debt, $500,000 was placed into escrow, and approximately $750,000 was used to pay expenses associated with the transaction.

     On August 11, 1997, the Company entered into an agreement to sell all of the assets of Modcomp/Cerplex L.P. to CSP, Inc. for approximately $8.2 million. The closing of the transaction is subject to the fulfillment of certain closing conditions which the Company believes will be fulfilled by the end of August, 1997. Proceeds will be used to repay the term loan and revolver under the Company's Credit Agreement. Although approximately $2,000,000 may be available under the revolver for future borrowings, there can be no assurance that the sale of Modcomp will be consummated in a timely manner, if at all.

     The Company or its subsidiaries are required to pay BT 1.8 million pounds in 1999 or earlier if certain sales volumes are reached in connection with the purchase of BT's plant in Enfield, England.

                            THE CERPLEX GROUP, INC.


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

     In October 1996, the Company entered into a transaction with Atwood Richards, Inc. ("ARI") pursuant to which the Company was obligated to continue to repair and refurbish the remaining telephones in inventory through December 31, 1996, and deliver 100% of the repaired product to ARI. The Company received trade credits for approximately $4.5 million in goods and services. The trade credits received from ARI may be used to acquire various goods and services. There can be no assurance that the Company will be able to use the trade credits in the near term, if at all.

     The Company's primary sources for liquidity are cash flow from operations and its ability to reduce working capital requirements and, potentially, are subject to the sale of Modcomp and borrowings under the revolver under the Credit Agreement. The Company's ability to remain in compliance with, and borrow additional funds under the Credit Agreement remain subject to the Company amending its Note Purchase Agreement prior to August 14, 1997, consummating the sale of Modcomp and remaining in compliance with the terms of the Credit Agreement and Note Purchase Agreement. There can be no assurance that the foregoing will occur or that such borrowing capacity and cash flow from operations will be adequate to meet the Company's obligations in the future.

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

     Refer to disclosure set forth in Part I, Item 3 (Legal Proceedings) of the Company's Annual Report on Form 10-K for the 1996 fiscal year.

ITEM 2.  CHANGES IN SECURITIES
------------------------------

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

     During portions of 1996 and 1997, the Company was in default under its senior Credit Agreement. The Company has renegotiated and amended such agreement to cure such defaults, subject to the Company fulfilling certain conditions subsequent by August 14, 1997. See "Liquidity and Capital Resources" herein for a more detailed discussion.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     At the Company's Annual Meeting of Stockholders held on June 10, 1997 (the "Meeting"), the following matters were submitted and voted on by stockholders and were adopted:

     A. The approval of an amendment of the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 30,000,000 to 60,000,000 shares.

         FOR             AGAINST             ABSTAIN             BROKER NON-VOTE
         ---             -------             -------             ---------------
         20,300,026      21,295                 0                       0

     B. The election of Richard C. Davis, Robert Finzi, Jerome Jacobson, Patrick S. Jones, William A. Klein and Myron Kunin as directors of the Company to serve until the next Meeting of Stockholders and until their respective successors have been elected and qualified was carried.

         NAME                               FOR                     WITHHELD
         ----                               ---                     --------
         Richard C. Davis               20,317,753                    3,568
         Robert Finzi                   20,317,753                    3,568
         Jerome Jacobson                20,301,126                   20,195
         Patrick S. Jones               20,317,753                    3,568
         William A. Klein               20,301,126                   20,195
         Myron Kunin                    20,301,126                   20,195

     C. The approval of a series of amendments to the Company's Restated 1993 Stock Option Plan (the "1993 Plan"), including without limitation (a) an increase in the number of shares of Common Stock available for issuance under the 1993 Plan by an additional 4,000,000 shares and (b) increases in the number of shares subject to the periodic stock option grants made to non-employee directors pursuant to the Automatic Option Grant Program of such 1993 Plan.

         FOR             AGAINST             ABSTAIN             BROKER NON-VOTE
         ---             -------             -------             ---------------
         20,300,726      20,595                 0                       0

     D. The ratification of KPMG Peat Marwick LLP as the Company's independent auditor for the current fiscal year.

         FOR             AGAINST             ABSTAIN             BROKER NON-VOTE
         ---             -------             -------             ---------------
         20,298,430      20,195               2,696                    0

ITEM 5.  OTHER INFORMATION
--------------------------

(a)  RISK FACTORS

     This report may contain forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause differences include, but are not limited to, those discussed below.

     LOSSES AND ACCUMULATED DEFICIT. For the six month period ended June 30, 1997, the Company reported a net loss of $14.4 million, including an operating loss of $14.9 million. As of June 30, 1997, the Company had an accumulated deficit of $88.8 million. There can be no assurance that the Company will reduce its operating losses or operate profitably in the future. Continued losses could materially and adversely affect the Company's business and the value of, and the market for, the Company's equity securities.

     DEPENDENCE ON KEY CUSTOMERS. During 1996, Rank Xerox, IBM, BT and Digital Equipment Corporation accounted for approximately 17%, 12%, 11%, and 4% of revenues, respectively. In the six month period ended June 30, 1997, these customers accounted for approximately 30%, 6%, 10%, and 10% of revenues, respectively. During 1995 and 1996, IBM significantly decreased orders for certain programs which materially and adversely affected the Company and its results of operations. A significant portion of the Company's net sales attributable to IBM in 1995 were from discontinued operations, and, as such, the Company expects net sales attributable to IBM to continue to account for a decreasing percentage of the Company's net sales. During the first half of 1997, sales to IBM decreased 68% from the first half of 1996. Sales to BT significantly decreased during 1996 to approximately $21.4 million representing a 36% decrease from 1995. During the first half of 1997, sales to BT decreased 29% from the first half of 1996. There can be no assurance that major customers of the Company will not terminate any or all of their arrangements with the Company; significantly change, reduce or delay the amount of services ordered from the Company; or significantly change the terms upon which the Company and these customers do business. Any such termination, change, reduction or delay could have a material adverse effect on the Company's business.

                            THE CERPLEX GROUP, INC.



     FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING. The Company's ability to maintain its current revenue base and to grow its business is dependent on the availability of adequate capital. Without sufficient capital, the Company's growth may be limited and its existing operations may be adversely affected. The Company's financial condition and limited capital has adversely impacted the Company's relationship with certain customers and may adversely impact its relationship with customers in the future. During portions of 1996 and 1997, the Company was in default under its senior credit agreement and subordinated note agreement. The Company has renegotiated amendments to its senior credit facility and is negotiating amendments to its subordinated note agreement. The terms of the senior credit agreement provide for a limited borrowing base which will be further reduced through May 1998. The Company is required to use a portion of cash generated from operations, and from sales of assets to further reduce its borrowing base under the senior credit agreements. The interest rate payable by the Company has increased significantly and will be subject to significant further increases in the event the Company does not repay the senior credit agreement in full by September 30, 1997. As a result, the Company currently has limited capital. In addition, the terms of such agreements restrict the Company's ability to incur additional indebtedness and could adversely affect the Company's ability to obtain additional financing. General market conditions and the Company's future performance, including its ability to generate profits and positive cash flow, will also impact the Company's financial resources. The failure of the Company to obtain additional capital when needed could have a material adverse effect on the Company's business and future prospects. The Company is required to maintain or fulfill certain covenants and obligations in order to maintain its credit facility. No assurance can be given that the Company will be able to fulfill such obligations and covenants or to otherwise maintain its current credit facilities or that additional financing will be available or, if available, will be on acceptable terms.

     IMPACT OF SERIES B PREFERRED STOCK. In June 1996, the Company issued 8,000 shares of Series B Preferred Stock at $1,000 per share in a private placement. The Series B Preferred Stock is convertible into Common Stock of the Company at the option of each holder at the lower of $5.07 per share or 80% of the average closing bid price over a ten-day period ending three days prior to the date of conversion. The Series B Preferred Stock has certain rights, privileges and preferences, including preferential voting rights and a $2,000 per share preference in the event of a sale of the Company. The Board of Directors may not pay dividends to the holders of the Company's Common Stock unless and until the Board has paid an equivalent dividend to the holders of Series B Preferred Stock based upon the number of shares of Common Stock into which each share of Series B Preferred Stock is convertible. As of June 30, 1997, 7,343 shares of the Series B Preferred Stock had been converted into approximately 20,725,147 shares of Common Stock. Due in part to the decreases in the trading price of the Company's Common Stock, the conversion rights of the Series B Preferred Stock have resulted in, and may in the future result in, dilution to the holders of Common Stock.

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

                            THE CERPLEX GROUP, INC.



     RISK OF EXCESS AND UNUSABLE INVENTORY; DECREASED VALUE OF ASSETS. At June 30, 1997, inventory constituted approximately 11% of the Company's assets. Any decrease in the demand for the Company's repair services could result in an additional portion of the Company's inventory becoming excess, obsolete or otherwise unusable. During the last few years, the Company wrote down a significant amount of inventory and a significant amount of other assets, including receivables, securities and goodwill. Changes in the Company's business, as well as the business of third parties, could adversely affect the value of assets remaining, possibly resulting in write-offs. The existence, amounts and timing of any such additional write-offs will be dependent upon various factors including, without limitation, the volume and profitability of future operations, market conditions as well as the operations of the above-mentioned third parties. In addition, the Company became entitled to receive an aggregate of approximately 370,000 shares of Common Stock of Pen Interconnect, Inc. in connection with the sale of its InCirT division which were valued at $5.40 per share. The trading price of such shares has subsequently decreased substantially and the Company wrote off $1.1 million in the fourth quarter of 1996 and $0.5 million in the second quarter of 1997. There can be no assurance that the Company will not be required to write down additional amounts of its investment with respect to such shares in the future. In October 1996, the Company entered into an agreement to sell its phone inventory purchased from Lucent to Atwood Richards, Inc. ("ARI"). The consideration paid to the Company from ARI was up to $7.5 million in trade credits. The Company has no prior experience in using trade credits and there can be no assurance the Company will realize the value of the trade credits. The Company wrote down the value of the trade credits on the Company's financial statements at the end of 1996 to $3 million. There can be no assurance that the Company will not be required to write down significant amounts of its inventory or other assets in the future, which could have a material adverse effect on the Company's business and results of operations.

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

                            THE CERPLEX GROUP, INC.



     EXPANSION OF INTERNATIONAL SALES. During the six months ended June 30, 1997, approximately 64% of the Company's sales were international. During 1996, approximately 41% of the Company's sales were international. There can be no assurance that the Company will be able to successfully market, sell and deliver its products and services in these markets. In addition to the uncertainty as to the Company's ability to expand its international presence, there are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates and potentially adverse tax consequences, which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's international operations and, consequently, on the Company's business, operating results and financial condition.

     DEPENDENCE ON ACQUISITION STRATEGY. Certain of the Company's repair programs result in decreasing net sales as the installed base of the particular products under such programs decreases over time. An important component of the Company's strategy to maintain its revenue and to grow its business has been the acquisition of repair programs and complementary businesses. Competition for these types of transactions is likely to intensify. The Company's ability to effect any transactions requiring capital will be limited by the Company's lack of working capital and by the terms of the Company's senior credit facility and subordinated notes. The Company is no longer permitted under the terms of its credit facility to engage in acquisitions. There can be no assurance that the Company will be able to acquire additional repair programs or complementary businesses in the future or, if acquired, that such operations will prove to be profitable.

     DISCONTINUED OPERATIONS; CHANGE IN STRATEGY. In September 1995, Cerplex adopted a plan to discontinue its end-of-life programs, a line of business which historically generated a significant percentage of the Company's total sales, but which experienced declining sales. Net sales from end-of-life programs declined from approximately $33 million in 1994 to $20 million in 1995 and further declined to $9.2 million in 1996. Sales from end-of-life program during 1997 were not material. In connection with discontinuing its end-of-life business, the Company changed certain elements of its business strategy and is undergoing changes in management and operations, is developing a direct sales force and terminating the majority of its outside sales representatives, is reducing its emphasis on inventory acquisitions and is focusing on targeted customers in specific industries. There can be no assurance that such changes will positively impact the Company's business and results of operations in the short or long term.

     RISK ASSOCIATED WITH THE ABILITY OF EXISTING STOCKHOLDERS TO CONTROL THE COMPANY. As of July 31, 1997, the officers, directors, principal stockholders and their affiliates owned greater than a majority of the outstanding common stock. Although there are currently no voting agreements or similar arrangements among such stockholders, if they were to act in concert, they would be able to elect a majority of the Company's directors, determine the outcome of most corporate actions requiring stockholder approval and otherwise control the business affairs of the Company. The Board of Directors of the Company has the authority under the Company's Restated Certificate of Incorporation to issue shares of the Company's authorized preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon any unissued shares of preferred stock. The issuance of preferred stock may adversely affect the voting and dividend rights, rights upon liquidation and other rights of the holders of common stock. The issuance of preferred stock and the control by existing stockholders, if they were to act in concert, may have the effect of delaying, deferring or preventing a change in control of the Company. In April 1997, William A. Klein acquired 3,663,898 shares of Common Stock upon the conversion of Series B Preferred Stock, Richard C. Davis acquired 166,667 shares of Common Stock upon the conversion of Series B Preferred Stock and the Sprout Growth, II L.P. acquired 7,563,333 shares of Common Stock upon the conversion of Series B Preferred Stock. In addition, DLJ Capital Corporation converted 231 shares of Preferred Stock into 770,000 shares of Common Stock.

                            THE CERPLEX GROUP, INC.



     DEPENDENCE ON KEY PERSONNEL. The Company's future success depends, to a large extent, upon the efforts and abilities of key employees. Competition for qualified personnel in the industry is intense. The loss of services of certain of these key employees could have a material adverse effect on the Company's business. During the last year, the Company has lost the services of several of its key executive officers and members of management.
The Company hired a new chief executive officer on July 8, 1997.

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


ITEM 16.  EXHIBITS.

      a)  Exhibits.


EXHIBIT
NUMBER                                TITLE                                         METHOD OF FILING
-------                               -----                                         ----------------
2.1              Agreement of Merger dated as of August 30, 1993,           Incorporated herein by reference to
                 by and among Cerplex Incorporated, Diversified             Exhibit 2.1 to the Company's
                 Manufacturing Services, Inc. ("DMS"), EMServe,             Registration Statement on Form S-1
                 Inc. ("EMServe"), InCirT Technology Incorporated           (File No. 33-75004) which was
                 ("InCirT") and Testar, Inc. ("Testar").                    declared effective by the Commission
                                                                            on April 8, 1994.

2.2              Agreement and Plan of Merger dated November 12,            Incorporated herein by reference to
                 1993, between The Cerplex Group Subsidiary, Inc.           Exhibit 2.2 to the Company's
                 and Registrant (conformed copy to original).               Registration Statement on Form S-1
                                                                            (File No. 33-75004) which was
                                                                            declared effective by the Commission
                                                                            on April 8, 1994.

2.3              Certificate of Ownership and Merger of Registrant          Incorporated herein by reference to
                 with and into The Cerplex Group Subsidiary, Inc.           Exhibit 2.2 to the Company's
                 dated as of November 12, 1993.                             Registration Statement on Form S-1
                                                                            (File No. 33-75004) which was
                                                                            declared effective by the Commission
                                                                            on April 8, 1994.

2.4              Asset Purchase Agreement effective December 17,            Incorporated herein by reference to
                 1993 by and between Certech Technology, Inc., a            Exhibit 2.4 to the Company's
                 wholly-owned subsidiary of the Registrant                  Registration Statement on Form S-1
                 ("Certech"), and Spectradyne, Inc. ("Spectradyne").        (File No. 33-75004) which was
                                                                            declared effective by the Commission
                                                                            on April 8, 1994.

2.5              Purchase and Sale Agreement dated as of July 29,           Incorporated herein by reference to
                 1994, by and among The Cerplex Group, Inc.,                Exhibit 2 to the Form 8-K filed July
                 Cerplex Limited, BT Repair Services Limited and            29, 1994.
                 BT.

2.6              Contract for repair, calibration and warehousing of        Incorporated herein by reference to
                 certain items of BT Equipment dated as of July 29,         Exhibit 10 to the Form 8-K filed July
                 1994, among The Cerplex Group and Cerplex                  29, 1994.
                 Limited and BT.

2.7              Formation and Contribution Agreement effective             Incorporated herein by reference to
                 December 1, 1994 by and among Modcomp/Cerplex              Exhibit 2.7 to the Company's Annual
                 L.P., Modular Computer Systems, Inc., Cerplex              Report on Form 10-K for the fiscal
                 Subsidiary, Inc. and The Cerplex Group, Inc.               year ended January 1, 1995.

2.8              Contingent Promissory Note dated December 1, 1994          Incorporated herein by reference to
                 issued by Modcomp/Cerplex L.P. to Modular                  Exhibit 2.8 to the Company's Annual
                 Computer Systems, Inc.                                     Report on Form 10-K for the fiscal
                                                                            year ended January 1, 1995.

2.9              Limited Partnership Agreement of Modcomp/Cerplex           Incorporated herein by reference to
                 L.P. effective December 1, 1994.                           Exhibit 2.8 to the Company's Annual
                                                                            Report on Form 10-K for the fiscal year
                                                                            ended January 1, 1995.


                            THE CERPLEX GROUP, INC.




EXHIBIT
NUMBER                                TITLE                                         METHOD OF FILING
------                                -----                                         ----------------
2.10             Put/Call Option Agreement effective December 1,            Incorporated herein by reference to
                 1994 by and among Cerplex Subsidiary, Inc., The            Exhibit 2.8 to the Company's Annual
                 Cerplex Group, Inc., Modular Computer Systems,             Report on Form 10-K for the fiscal
                 Inc. and Modcomp Joint Venture Inc.                        year ended January 1, 1995.

2.11             Stock Purchase Agreement dated as of June 29, 1995         Incorporated herein by reference to
                 by and among The Cerplex Group, Inc., Tu Nguyen            Exhibit 2.11 to the Company's
                 and Phuc Le.                                               Quarterly Report on Form 10-Q for
                                                                            the quarter ended October 1, 1995.

2.12             Letter Agreement dated April 5, 1996 by and among          Incorporated herein by reference to
                 Modular Computer Systems, Inc., Modcomp Joint              Exhibit 2.12 to the Company's
                 Venture, Inc., AEG Aktiengesellschaft, the                 Annual Report on Form 10-K for the
                 Company, Cerplex Subsidiary, Inc. and                      fiscal year ended December 31, 1995.
                 Modcomp/Cerplex L.P.

2.13             Stock Purchase Agreement dated as of May 24,               Incorporated herein by reference to
                 1996, by and among The Cerplex Group, Inc.,                Exhibit 2.13 to the Company's
                 Cerplex Limited, Rank Xerox - The Document                 Current Report on Form 8-K dated
                 Company SA and Rank Xerox Limited (conformed               May 24, 1996.
                 copy to original).

2.14             Contract of Warranty dated as of May 24, 1996, by          Incorporated herein by reference to
                 and among The Cerplex Group, Inc., Cerplex                 Exhibit 2.14 to the Company's
                 Limited, Rank Xerox - The Document Company SA              Current Report on Form 8-K dated
                 and Rank Xerox Limited (conformed copy to the              May 24, 1996.
                 original).

2.15             Supply and Services Agreement dated as of May 24,          Incorporated herein by reference to
                 1996, by and among The Cerplex Group, Inc.,                Exhibit 2.15 to the Company's
                 Cerplex Limited, Rank Xerox - The Document                 Current Report on Form 8-K dated
                 Company SA and Rank Xerox Limited (conformed               May 24, 1996.
                 copy to the original).

2.16             Stock Purchase Agreement dated March 28, 1997              Incorporated herein by reference to
                 relating to all of the outstanding stock of Peripheral     Exhibit 2.13 to the Company's
                 Computer Support, Inc. among the Company, PCS              Annual Report on Form 10-K for the
                 Acquisition Co., Inc., and Lincolnshire Equity             fiscal year ended December 31, 1996.
                 Partners, L.P.

2.17             Asset Purchase Agreement dated August 6, 1997 by           Filed herein.
                 and among the Company, Cerplex Subsidiary, Inc.,
                 Modcomp Joint Venture, Inc., Modcomp/Cerplex
                 L.P. and CSP Inc.

3.1              Restated Certificate of Incorporation of the               Incorporated herein by reference to
                 Registrant.                                                Exhibit 3.1 to the Company's
                                                                            Registration Statement on From S-1
                                                                            (File No. 33-75004) which was
                                                                            declared effective by the Commission
                                                                            on April 8, 1994.

                            THE CERPLEX GROUP, INC.



EXHIBIT
NUMBER                              TITLE                                         METHOD OF FILING
-------                             -----                                         ----------------
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

3.3              Certificate of Amendment of the Restated Certificate       Filed herein.
                 of Incorporation of the Registrant (filed June 16,
                 1997).

4.1              Stock Purchase Agreement dated as of November 19,          Incorporated herein by reference to
                 1993 by and among the Registrant, the stockholders         Exhibit 4.1 to the Company's
                 of the Registrant identified in Part A of Schedule I       Registration Statement on Form S-1
                 thereto and the purchasers of shares of the                (File No. 33-75004) which was
                 Registrant's Series A Preferred Stock identified in        declared effective by the Commission
                 Schedule I thereto (including the Schedules thereto;       on April 8, 1994.
                 Exhibits omitted).

4.2              Registration Rights Agreement dated as of November         Incorporated herein by reference to
                 19, 1993, by and among the Registrant, the investors       Exhibit 4.2 to the Company's
                 listed on Schedule A thereto and the security holders      Registration Statement on Form S-1
                 of the Registrant listed on Schedule B thereto,            (File No. 33-75004) which was
                 together with Amendment No. 1.                             declared effective by the Commission
                                                                            on April 8, 1994.

4.3              Co-Sale Agreement dated as of November 19, 1993,           Incorporated herein by reference to
                 by and among the Registrant, the managers listed on        Exhibit 4.3 to the Company's
                 Schedule A thereto and the investors listed on             Registration Statement on Form S-1
                 Schedule B thereto.                                        (File No. 33-75004) which was
                                                                            declared effective by the Commission
                                                                            on April 8, 1994.

4.4              Warrant Agreement dated as of November 19, 1993,           Incorporated herein by reference to
                 by and among the Registrant and the purchasers             Exhibit 4.4 to the Company's
                 listed in Annex 1 thereto.                                 Registration Statement on Form S-1
                                                                            (File No. 33-75004) which was
                                                                            declared effective by the Commission
                                                                            on April 8, 1994.

4.5              Placement Agent Warrant Purchase Agreement dated           Incorporated herein by reference to
                 as of November 19, 1993, between the Registrant            Exhibit 4.5 to the Company's
                 and Donaldson, Lufkin & Jenrette Securities                Registration Statement on Form S-1
                 Corporation.                                               (File No. 33-75004) which was
                                                                            declared effective by the Commission
                                                                            on April 8, 1994.

4.6              Observation Rights Agreement dated as of November          Incorporated herein by reference to
                 19, 1993, between the Registrant and certain stock         Exhibit 4.6 to the Company's
                 purchasers.                                                Registration Statement on Form S-1
                                                                            (File No. 33-75004) which was
                                                                            declared effective by the Commission
                                                                            on April 8, 1994.

                            THE CERPLEX GROUP, INC.


EXHIBIT
NUMBER                              TITLE                                         METHOD OF FILING
-------                             -----                                         ----------------
4.7              Observation Rights Agreement dated as of November          Incorporated herein by reference to
                 19, 1993, between the Registrant and certain note          Exhibit 4.7 to the Company's
                 purchasers.                                                Registration Statement on Form S-1
                                                                            (File No. 33-75004) which was
                                                                            declared effective by the Commission
                                                                            on April 8, 1994.

4.8              Note Purchase Agreement dated as of November 19,           Incorporated herein by reference to
                 1993, by and among the Registrant and The                  Exhibit 4.8 to the Company's
                 Northwestern Mutual Life Insurance Company, John           Registration Statement on Form S-1
                 Hancock Mutual Life Insurance, Registrant and Bank         (File No. 33-75004) which was
                 of Scotland London Nominees Limited.                       declared effective by the Commission
                                                                            on April 8, 1994.

4.9              Amendment No. 2 to Registration Rights Agreement           Incorporated herein by reference to
                 dated as of April 6, 1994, by and among the                Exhibit 4.9 to the Company's
                 Registrant and certain of its Securities holders.          Registration Statement on Form S-1
                                                                            (File No. 33-75004) which was
                                                                            declared effective by the Commission
                                                                            on April 8, 1994.

4.10             Amendment to Note Purchase Agreement, dated as             Incorporated herein by reference to
                 of October 27, 1994, by and among the Company,             Exhibit 4.10 to the Company's
                 Northwestern Mutual Life Insurance Company, John           Annual Report on Form 10-K for the
                 Hancock Mutual Life Insurance Company and North            fiscal year ended March 31, 1995.
                 Atlantic Smaller Companies Trust P.L.C.
                 (collectively, the "Noteholders").

4.11             Waiver and Amendment Agreement dated April 15,             Incorporated herein by reference to
                 1996 by and among Company, The Northwestern                Exhibit 4.11 to the Company's
                 Mutual Life Insurance Company, John Hancock                Annual Report on Form 10-K for the
                 Mutual Life Insurance Company and North Atlantic           fiscal year ended December 31, 1995.
                 Smaller Companies Investment Trust PLC.

4.12             Warrant Agreement dated as of April 15, 1996 by            Incorporated herein by reference to
                 and among Company, The Northwestern Mutual Life            Exhibit 4.12 to the Company's
                 Insurance Company, John Hancock Mutual Life                Annual Report on Form 10-K for the
                 Insurance Company and North Atlantic Smaller               fiscal year ended December 31, 1995.
                 Companies Investment Trust PLC.

4.13             First Amendment to Warrant Agreement dated April           Incorporated herein by reference to
                 15, 1996 by and among Company and each of the              Exhibit 4.13 to the Company's
                 holders of warrants listed on Schedule A thereto,          Annual Report on Form 10-K for the
                 with respect to that certain Warrant Agreement dated       fiscal year ended December 31, 1995.
                 November 19, 1993.

4.14             First Amendment to Observation Rights Agreement            Incorporated herein by reference to
                 dated as of April 15, 1996 between Company and             Exhibit 4.14 to the Company's
                 certain note purchasers.                                   Annual Report on Form 10-K for the
                                                                            fiscal year ended December 31, 1995.

                            THE CERPLEX GROUP, INC.


EXHIBIT
NUMBER                              TITLE                                         METHOD OF FILING
-------                             -----                                         ----------------
4.15             Third Amendment to Registration Rights Agreement           Incorporated herein by reference to
                 dated as of April 15, 1996 by and among Company,           Exhibit 4.15 to the Company's
                 the investors of Company listed on Schedule A              Annual Report on Form 10-K for the
                 thereto and the security holders of Company listed on      fiscal year ended December 31, 1995.
                 Schedule B thereto.

4.16             Warrant Agreement dated April 15, 1996 by and              Incorporated herein by reference to
                 among Company, Wells Fargo Bank, National                  Exhibit 4.16 to the Company's
                 Association, Sumitomo Bank of California, BHF              Annual Report on Form 10-K for the
                 Bank Aktiengesellschaft and Comerica Bank-                 fiscal year ended December 31, 1995.
                 California.

4.17             Stock Purchase Agreement dated June 10, 1996 by            Incorporated herein by reference to
                 and among the Company and the investors listed on          Exhibit 4.17 to the Company's
                 Schedule A thereto.                                        Quarterly Report on Form 10-Q filed
                                                                            August 14, 1996.

4.18             Fourth Amendment to Registration Rights Agreement          Incorporated herein by reference to
                 dated June 10, 1996 by and among Company, the              Exhibit 4.18 to the Company's
                 investors listed on Schedule A thereto, the security       Quarterly Report on Form 10-Q filed
                 holders of Company listed on Schedule B thereto, the       August 14, 1996.
                 banks listed on Schedule C thereto and each of the parties listed on Schedule D thereto.

4.19             Certificate of Designation of Preferences of Series B      Incorporated herein by reference to
                 Preferred Stock of The Cerplex Group, Inc.                 Exhibit 3.3 to the Company's
                                                                            Quarterly Report on Form 10-Q
                                                                            filed August 14, 1996.

4.20             Waiver and Amendment Agreement dated October               Incorporated herein by reference to
                 31, 1996 by and among the company and the                  Exhibit 4.17 to the Company's
                 Noteholders.                                               Annual Report on Form 10-K for the
                                                                            fiscal year ended December 31, 1996.

4.21             Waiver and Amendment Agreement dated December              Incorporated herein by reference to
                 9, 1996 by and among the company and the                   Exhibit 4.18 to the Company's
                 Noteholders.                                               Annual Report on Form 10-K for the
                                                                            fiscal year ended December 31, 1996.

4.22             Side Letter dated March 28, 1997 by and among the          Incorporated herein by reference to
                 Company and the Noteholders.                               Exhibit 4.19 to the Company's
                                                                            Annual Report on Form 10-K for the
                                                                            fiscal year ended December 31, 1996.

4.23             Amended and Restated Note Purchase Agreement               Incorporated herein by reference to
                 dated April 9, 1997 by and among the Company and           Exhibit 4.20 to the Company's
                 the Noteholders.                                           Annual Report on Form 10-K for the
                                                                            fiscal year ended December 31, 1996.

4.24             Second Amendment to Warrant Agreement dated                Incorporated herein by reference to
                 April 9, 1997, by and among the Company and each           Exhibit 4.21 to the Company's
                 of the holders of warrants listed on Schedule A            Annual Report on Form 10-K for the
                 thereto, which Second Amendment amends the                 fiscal year ended December 31, 1996.
                 Warrant Agreement dated November 19, 1993 as
                 amended by the First Amendment to Warrant
                 Agreement dated April 15, 1996.


                            THE CERPLEX GROUP, INC.


EXHIBIT
NUMBER                              TITLE                                         METHOD OF FILING
-------                             -----                                         ----------------
4.25             Second Amendment to Warrant Agreement dated                Incorporated herein by reference to
                 April 9, 1997 by and among the Company and each            Exhibit 4.22 to the Company's
                 of the holders of warrants listed on Schedule A            Annual Report on Form 10-K for the
                 thereto, which Second Amendment amends the                 fiscal year ended December 31, 1996.
                 Warrant Agreement dated April 15, 1996, as
                 amended by a Waiver and Amendment Agreement
                 dated October 31, 1996.

4.26             Amended and Restated Warrant Agreement dated               Incorporated herein by reference to
                 April 9, 1997 by and among the Company; Wells              Exhibit 4.23 to the Company's
                 Fargo Bank, National Association; BHF-Bank                 Annual Report on Form 10-K for the
                 Aktiengesellschaft; and Citibank, N.A.                     fiscal year ended December 31, 1996.

4.27             Fifth Amendment to Registration Rights Agreement           Filed herein.
                 dated as of April 9, 1997 by and among the
                 Company, the investors listed on Schedule A thereto,
                 the security holders of the Company listed on Schedule B
                 thereto, the banks listed on Schedule C thereto, and the
                 parties listed on Schedule D thereto.

4.28             Waiver Agreement dated as of June 30, 1997 among           Filed herein.
                 the Company and the Noteholders.

4.29             Side letter dated July 10, 1997 by and among the           Filed herein.
                 Company and the Noteholders.

4.30             Side letter dated August 6, 1997 by and among the          Filed herein.
                 Company and the Noteholders.

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

10.2             Form of Stock Option Agreement pertaining to the           Incorporated herein by reference to
                 1990 Plan.                                                 Exhibit 10.2 to the Company's
                                                                            Registration Statement on Form S-1
                                                                            (File No. 33-75005) which was
                                                                            declared effective by the Commission
                                                                            on April 8, 1994.

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

                            THE CERPLEX GROUP, INC.


EXHIBIT
NUMBER                              TITLE                                         METHOD OF FILING
-------                             -----                                         ----------------
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

10.5             Form of Stock option Agreement (grants to                  Incorporated herein by reference to
                 employees) pertaining to the 1993 Plan.                    Exhibit 10.5 to the Company's
                                                                            Registration Statement on Form S-1
                                                                            (File No. 33-75004) which was
                                                                            declared effective by the Commission
                                                                            on April 8, 1994.

10.6             Form of Stock Option Agreement (grants to directors        Incorporated herein by reference to
                 and certain officers) pertaining to the 1993 Plan.         Exhibit 10.6 to the Company's
                                                                            Registration Statement on Form S-1
                                                                            (File No. 33-75004) which was
                                                                            declared effective by the Commission
                                                                            on April 8, 1994.

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

10.9             The Registrant's Restated 1993 Stock Option Plan           Incorporated herein by reference to
                 (the "Restated Plan").                                     Exhibit 10.9 to the Company's
                                                                            Registration Statement on Form S-1
                                                                            (File No. 33-75004) which was
                                                                            declared effective by the Commission
                                                                            on April 8, 1994.

10.10            Form of Stock Option Agreement, together with              Incorporated herein by reference to
                 Addenda, pertaining to the Restated Plan.                  Exhibit 10.10 to the Company's
                                                                            Registration Statement on Form S-1
                                                                            (File No. 33-75004) which was
                                                                            declared effective by the Commission
                                                                            on April 8, 1994.

10.11            Master Task Agreement dated December 1, 1991, by           Incorporated herein by reference to
                 and between International Business Machines                Exhibit 10.11 to the Company's
                 Incorporated ("IBM") and the Registrant, together          Registration Statement on Form S-1
                 with Amendment to Master Agreement and Task                (File No. 33-75004) which was
                 Order.                                                     declared effective by the Commission
                                                                            on April 8, 1994.

                            THE CERPLEX GROUP, INC.


EXHIBIT
NUMBER                              TITLE                                         METHOD OF FILING
-------                             -----                                         ----------------
10.12            Master Agreement dated May 6, 1992 by and                  Incorporated herein by reference to
                 between IBM and the Company.                               Exhibit 10.12 to the Company's
                                                                            Registration Statement on Form S-1
                                                                            (File No. 33-75004) which was
                                                                            declared effective by the Commission
                                                                            on April 8, 1994.

10.13            Technology Services Agreement effective March 1,           Incorporated herein by reference to
                 1993, by and between Novadyne Computer Systems,            Exhibit 10.13 to the Company's
                 Inc. ("Novadyne") and Cerplex Incorporated (a              Registration Statement on Form S-1
                 California corporation and a predecessor of the            (File No. 33-75004) which was
                 Registrant), together with Amendments Nos. 1 and           declared effective by the Commission
                 2.                                                         on April 8, 1994.

10.14            Technology Services Agreement effective December           Incorporated herein by reference to
                 17, 1993, by and between Spectradyne, Inc.                 Exhibit 10.14 to the Company's
                 ("Spectradyne") and the Registrant.                        Registration Statement on Form S-1
                                                                            (File No. 33-75004) which was
                                                                            declared effective by the Commission
                                                                            on April 8, 1994.

10.15            Repair Services Agreement dated January 1, 1994 by         Incorporated herein by reference to
                 and between Bull HN Information Systems, Inc. and          Exhibit 10.24 to the Company's
                 the Registrant.                                            Registration Statement on Form S-1
                                                                            (File No. 33-75004) which was
                                                                            declared effective by the Commission
                                                                            on April 8, 1994.

10.16            Form of Indemnity Agreement.                               Incorporated herein by reference to
                                                                            Exhibit 10.15 to the Company's
                                                                            Registration Statement on Form S-1
                                                                            (File No. 33-75004) which was
                                                                            declared effective by the Commission
                                                                            on April 8, 1994.

10.17            Lease Agreement dated April 1, 1992 by and                 Incorporated herein by reference to
                 between Henry G. Page Jr., and Diversified                 Exhibit 10.16 to the Company's
                 Manufacturing Services, Inc. ("DMS").                      Registration Statement on Form S-1
                                                                            (File No. 33-75004) which was
                                                                            declared effective by the Commission
                                                                            on April 8, 1994.

10.18            Sublease dated January 1, 1994 by and between Bull         Incorporated herein by reference to
                 and Cerplex Group, Inc. (a Massachusetts                   Exhibit 10.17 to the Company's
                 corporation).                                              Registration Statement on Form S-1
                                                                            (File No. 33-75004) which was
                                                                            declared effective by the Commission
                                                                            on April 8, 1994.

10.19            Standard Industrial/Commercial Single-Tenant Lease         Incorporated herein by reference to
                 - Net dated November 29, 1990 by and among                 Exhibit 10.18 to the Company's
                 Kilroy Building 73 Partnership, Cerplex Incorporated       Registration Statement on Form S-1
                 and InCirT, together with Amendment No. 1                  (File No. 33-75004) which was
                                                                            declared effective by the Commission
                                                                            on April 8, 1994.


                            THE CERPLEX GROUP, INC.


EXHIBIT
NUMBER                              TITLE                                         METHOD OF FILING
-------                             -----                                         ----------------
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

10.21            Sublease dated March 1, 1993 by and between                Incorporated herein by reference to
                 Novadyne and the Registrant together with Lease            Exhibit 10.20 to the Company's
                 Amendment dated July 22, 1991 by and between               Registration Statement on Form S-1
                 McDonnell Douglas Realty Company and Novadyne.             (File No. 33-75004) which was
                                                                            declared effective by the Commission
                                                                            on April 8, 1994.

10.22            Standard Industrial/Commercial Lease - Net dated           Incorporated herein by reference to
                 September 4, 1991 by and between Proficient Food           Exhibit 10.21 to the Company's
                 Company and W.C. Cartwright Corporation                    Registration Statement on Form S-1
                 ("Cartwright"), together with Addendum and                 (File No. 33-75004) which was
                 Sublease dated September 6, 1991 by and between            declared effective by the Commission
                 Cartwright and the Registrant.                             on April 8, 1994.

10.23            Sublease dated July 30, 1992 by and between                Incorporated herein by reference to
                 Cartwright and DMS.                                        Exhibit 10.22 to the Company's
                                                                            Registration Statement on Form S-1
                                                                            (File No. 33-75004) which was
                                                                            declared effective by the Commission
                                                                            on April 8, 1994.

10.24            Credit Agreement dated as of October 12, 1994 (the         Incorporated herein by reference to
                 "Credit Agreement") among The Cerplex Group,               Exhibit 10.24 to the Company's
                 Inc., as Borrower; the lenders listed therein, as          Annual Report on Form 10-K for the
                 Lenders; and Wells Fargo Bank, National                    fiscal year ended January 1, 1995.
                 Association, as Administrative Agent; and those
                 certain exhibits, schedules and collateral documents
                 to such Credit Agreement.

10.25            Limited Waiver dated as of November 14, 1995               Incorporated herein by reference to
                 ("Waiver") by and among The Cerplex Group, Inc.            Exhibit 10.25 to the Company's
                 (the "Company"), the financial institutions listed on      Quarterly Report on Form 10-Q for
                 the signature pages thereof ("Lenders"), and Wells         the quarter ended October 1, 1995.
                 Fargo Bank, National Association, as administrative
                 agent for the Lenders ("Administrative Agent"), and
                 for certain limited purposes, Certech Technology,
                 Inc., Cerplex Mass., Inc., Cerplex Limited, Apex
                 Computer Company, Cerplex Subsidiary, Inc. and
                 Peripheral Computer Support, Inc. (the
                 "Subsidiaries"), which Waiver is made with
                 reference to the Credit Agreement.

10.26            The Cerplex Group, Inc. Restated 1993 Stock Option         Incorporated herein by reference to
                 Plan (Restated and Amended as of January 13,               Exhibit 10.26 to the Company's
                 1995).                                                     Quarterly Report on Form 10-Q for
                                                                            the quarter ended October 1, 1995.


                            THE CERPLEX GROUP, INC.


EXHIBIT
NUMBER                              TITLE                                         METHOD OF FILING
-------                             -----                                         ----------------
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

10.28            First Amendment to Credit Agreement dated April            Incorporated herein by reference to
                 15, 1996 by and among Company, the lenders whose           Exhibit 10.28 to the Company's
                 signatures appear on the signature pages thereof, as       Annual Report on Form 10-K for the
                 Lenders; Wells Fargo Bank, National Association, as        fiscal year ended December 31, 1995.
                 Administrative Agent; and the Subsidiaries for
                 certain limited purposes.

10.29            Promissory Noted dated June 21, 1996 payable by            Incorporated herein by reference to
                 the Company to Lucent Technologies.                        Exhibit 10.29 to the Company's
                                                                            Quarterly Report on Form 10-Q for
                                                                            the quarter ended June 30, 1996.

10.30            Limited Waiver dated as of October 31, 1996 by and         Incorporated herein by reference to
                 among the Company, Lenders and Administrative              Exhibit 10.29 to the Company's
                 Agent, and for certain limited purposes, the               Quarterly Report on Form 10-Q for
                 Subsidiaries, Modcomp/Cerplex L.P., Modcomp                the quarter ended September 29,
                 Joint Venture, Inc., Modular Computer Services,            1996.
                 Inc., Modular Computer Systems GmbH and
                 Modcomp France S.A., which waiver is made with
                 reference to the credit Agreement.

10.31            Extension and Forbearance Agreement dated March            Incorporated herein by reference to
                 31, 1997 by and among the Company, the financial           Exhibit 10.31 to the Company's
                 institutions listed on the signature pages thereof and     Annual Report on Form 10-K for the
                 Wells Fargo Bank, National Association.                    fiscal year ended December 31, 1996.

10.32            Second Amendment to Credit Agreement dated                 Incorporated herein by reference to
                 November 30, 1996 (the "Second Amendment") by              Exhibit 10.32 to the Company's
                 and among the Company, the financial institutions          Annual Report on Form 10-K for the
                 listed on the signature pages thereof ("Lenders") and      fiscal year ended December 31, 1996.
                 Wells Fargo Bank, National Association, as
                 administrative agent for the Lenders, and for certain limited purposes, Certech Technology, Inc., Cerplex Mass., Inc.,
                 Cerplex Limited, Apex Computer Company, Cerplex Subsidiary,
                 Inc., Peripheral Computer Support, Inc., Modcomp/Cerplex, L.P.,
                 Modcomp Joint Venture, Inc., Modular Computer Services, Inc.,
                 Modular Computer Systems GmbH and Modcomp France S.A., which
                 Second Amendment amends the Credit Agreement dated October 12,
                 1994, as amended.

                            THE CERPLEX GROUP, INC.


EXHIBIT
NUMBER                              TITLE                                         METHOD OF FILING
-------                             -----                                         ----------------
10.33            Third Amendment to Credit Agreement dated April            Incorporated herein by reference to
                 9, 1997 (the "Third Amendment") by and among the           Exhibit 10.33 to the Company's
                 Company, the financial institutions listed on the          Annual Report on Form 10-K for the
                 signature pages thereof ("Lenders") and Wells Fargo        fiscal year ended December 31, 1996.
                 Bank, National Association, as administrative agent
                 for the Lenders, and for certain limited purposes, Certech
                 Technology, Inc., Cerplex Mass., Inc., Cerplex Limited, Apex
                 Computer Company, Cerplex Subsidiary, Inc., Peripheral Computer
                 Support, Inc., Modcomp/Cerplex, L.P., Modcomp Joint Venture,
                 Inc., Modular Computer Services, Inc., Modular Computer Systems
                 GmbH and Modcomp France S.A., which Third Amendment amends the
                 Credit Agreement dated October 12, 1994, as amended.

10.34            Fourth Amendment to Credit Agreement and Limited           Incorporated herein by reference to
                 Waiver dated as of May 30, 1997 and entered into           Exhibit 10.34 to the Company's
                 by and among the Company, the financial institutions       Registration Statement on Form S-2
                 listed on the signature pages thereof ("Lenders") and      (Registration No. 333-28425).
                 Wells Fargo Bank, National Association, as
                 administrative agent for the Lenders, and for certain limited purposes, Certech Technology, Inc., Cerplex Mass., Inc.,
                 Cerplex Limited, Apex Computer Company, Cerplex Subsidiary,
                 Inc., Modcomp/Cerplex L.P., Modcomp Joint Venture, Inc.,
                 Modular Computer Services, Inc., Modular Computer Systems GmbH
                 and Modcomp France S.A.

10.35            Fifth Amendment to Credit Agreement and Limited            Filed herein.
                 Waiver dated June 30, 1997 by and among the
                 Company, the financial institutions listed on the
                 signature pages thereof ("Lenders") and Wells Fargo
                 Bank, National Association, as administrative agent
                 for the Lenders and, for certain limited purposes,
                 certain subsidiaries of the Company.

10.36            Sixth Amendment to Credit Agreement and Consent            Filed herein.
                 dated August 6, 1997 by and among the Company,
                 the financial institutions listed on the signature pages
                 thereof ("Lenders") and Wells Fargo Bank, National
                 Association as administrative agent for the Lenders
                 as administrative agent for the Lenders and, for
                 certain limited purposes, certain subsidiaries of the
                 Company.

27.1             Financial Data Schedule.                                   Filed herein.


     b.   Reports on Form 8-K for the quarter ended June 28, 1997

          None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 12, 1997
                                         THE CERPLEX GROUP, INC.


                                         /s/ ROBERT W. HUGHES
                                         ------------------------------
                                         Robert W. Hughes
                                         Senior Vice President
                                         and Chief Financial Officer
                                         (Principal Accounting Officer)

                                 EXHIBIT INDEX


                          QUARTER ENDED JUNE 28, 1997



                                                                                Sequential
Exhibit   Description of Exhibits                                                Page No.
-------   -----------------------                                               ----------

2.17      Asset Purchase Agreement dated August 6, 1997 by and among the
          Company, Cerplex Subsidiary, Inc., Modcomp Joint Venture, Inc.,
          Modcomp/Cerplex L.P. and CSP, Inc.

3.3 Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (filed June 16, 1997).

4.27      Fifth Amendment to Registration Rights Agreement dated as of April 9,
          1997 by and among the Company, the investors listed on Schedule A thereto, the security holders of the Company listed on Schedule B thereto, the banks listed on Schedule C thereto, and the parties listed on Schedule D thereto.

4.28 Waiver Agreement dated as of June 30, 1997 among the Company and the Noteholders.

4.29 Side letter dated July 10, 1997 by and among the Company and the Noteholders.

4.30 Side letter dated August 6, 1997 by and among the Company and the Noteholders.

10.35     Fifth Amendment to Credit Agreement and Limited Waiver dated June 30,
          1997 by and among the Company, the financial institutions listed on the signature pages thereof ("Lenders") and Wells Fargo Bank, National
          Association, as administrative agent for the lenders ("Wells") and, for certain limited purposes, certain subsidiaries of the Company.

10.36 Sixth Amendment to Credit Agreement and Consent dated August 6, 1997 by and among the Company, the Lenders, Wells and, for certain limited purposes, certain subsidiaries of the Company.

27.1      Financial Data Schedule.

                  SCHEDULE I - CONDENSED FINANCIAL INFORMATION



                                  CERPLEX S.A.S
                   (A SUBSIDIARY OF THE CERPLEX GROUP, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)
                                   (Unaudited)


                                                                  December 31,
                                                                      1996
                                                                  ------------

                                       ASSETS
Current assets:
       Cash and cash equivalents                                    $  18,412
       Accounts receivable, net                                         1,307
       Inventories                                                      3,014
       Prepaid expenses and other current assets                          325
                                                                    ---------
              Total current assets                                     23,058
       Property, plant and equipment, net                              12,005
       Other long-term assets                                            (102)
                                                                    ---------

              Total assets                                          $  34,961
                                                                    =========


                         LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                             $   7,525
       Accrued and other current liabilities                           10,398
       Income taxes payable                                             1,719
                                                                    ---------
              Total current liabilities                                19,642

Long-term obligations                                                   6,214

Stockholders' equity:
       Common stock                                                     6,134
       Retained earnings                                                3,098
       Cumulative translation adjustment                                 (127)
                                                                    ---------
              Total stockholders' equity                                9,105
                                                                    ---------

              Total liabilities and stockholders' equity            $  34,961
                                                                    =========

                                  CERPLEX S.A.S
                   (A SUBSIDIARY OF THE CERPLEX GROUP, INC.)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                 (in thousands)
                                   (Unaudited)


                                                Seven
                                             Months Ended
                                             December 31,
                                               1996 (1)
                                             -------------

Net sales                                       $33,443
Cost of sales                                    25,862
                                                -------
Gross profit                                      7,581
Selling, general and administrative expenses      3,275
                                                -------
Operating income                                  4,306
Other expense, net                                   11
Interest income, net                               (329)
                                                -------
Income before income taxes                        4,624
Provision for income taxes                        1,526
                                                =======
Net income                                      $ 3,098
                                                =======

(1) Cerplex S.A.S. was acquired in June 1996.

                                 CERPLEX S.A.S
                   (A SUBSIDIARY OF THE CERPLEX GROUP, INC.)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)



                                                                  Seven
                                                               Months Ended
                                                               December 31,
                                                                 1996 (1)
                                                               ------------
Cash flows from operating activities:
         Net income                                              $ 3,098
         Adjustments to reconcile net income to net
               cash provided by operating activities:
                Depreciation and amortization                        399
                Foreign currency transaction loss                     22
                Decrease (increase) in:
                       Accounts receivable                        (1,220)
                       Inventories                                (2,715)
                       Prepaid expenses and other                  7,888
                       Other long-term assets                        836
                Increase (decrease) in:
                       Accounts payable                            3,022
                       Accrued and other current liabilities      (4,346)
                       Income taxes payable                        1,759
                                                                 -------
                Net cash provided by operating activities          8,743
                                                                 -------
Cash flows from investing activities:
         Purchase of plant and equipment, net                       (178)
                                                                 -------
                Net cash used in investing activities               (178)
                                                                 -------
Cash flows from financing activities:
         Investment from affiliates                                  102
                                                                 -------
                Net cash provided from financing activities          102
                                                                 -------
Effect of exchange rate changes on cash                             (381)
                                                                 -------
         Net increase in cash and cash equivalents                 8,286
Cash and cash equivalents at beginning of period                  10,126
                                                                 =======
Cash and cash equivalents at end of period                       $18,412
                                                                 =======

(1) Cerplex S.A.S. was acquired in June 1996.