Form 10-K/A
period 1996-12-29
CERPLEX GROUP INC
filed 1997-10-17
CIK 915870

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

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

                     INDEX TO ANNUAL REPORT ON FORM 10-K/A

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


(In thousands, except share data)             1996          1995         1994         1993        1992
---------------------------------         -------------   --------     --------     -------     -------
                                        (As Restated)(4)
Net sales                                   $191,493      $144,328     $ 94,006     $22,945     $ 6,584
Gross profit                                  26,245        16,511       17,039       4,678         789
Income (loss) from continuing operations
  before extraordinary items                 (27,388)      (22,047)       1,195      (8,432)     (7,745)
Income (loss) from discontinued operations       -         (17,347)       1,500      13,998       7,768
Net income (loss)                           $(27,388)     $(39,394)     $   684     $ 5,556     $    23

Net income (loss) per share:
  Continuing operations                     $  (2.24)     $  (1.68)     $  0.09     $  0.16
  Discontinued operations(2)                     -           (1.33)        0.11         -
  Extraordinary item(3)                          -             -          (0.15)        -
                                            --------      --------      -------     -------
Net income (loss) per share(1)              $  (2.24)     $  (3.01)     $  0.05     $  0.16
                                            ========      ========      =======     =======
Weighted average common and common
  equivalent shares outstanding               13,419        13,091       13,446      11,363
                                            ========      ========      =======     =======

                                               1996          1995         1994        1993
                                             --------     --------      --------    -------
Total assets                                 $105,494     $101,893      $120,707    $70,544
Long-term obligations (less current
  maturities                                   56,817       68,382        60,720     34,205

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

(4) Loss per share has been restated to reflect the impact of discounts on Convertible Preferred Stock.

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

2.13       Stock Purchase Agreement dated March 28, 1997 relating      Incorporated herein by reference to Exhibit
           to all of  the outstanding stock of Peripheral Computer     2.13 to the Company's Annual Report on
           Support, Inc. among the Company, PCS Acquisition            Form 10-K for the fiscal year ended
           Co., Inc., and Lincolnshire Equity Partners, L.P.           December 31, 1996.

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

4.17       Waiver and  Amendment Agreement  dated October  31, 1996    Incorporated herein by reference to
           by and among the Company and the Noteholders.               Exhibit 4.17 to the Company's
                                                                       Annual Report on Form 10-K for the
                                                                       fiscal year ended December 31, 1996.

4.18       Waiver and Amendment  Agreement dated  December 9,  1996    Incorporated herein by reference to
           by and among the company and the Noteholders.               Exhibit 4.18 to the Company's
                                                                       Annual Report on Form 10-K for the
                                                                       fiscal year ended December 31, 1996.

4.19       Side  Letter  dated  March  28, 1997  by  and  among the    Incorporated herein by reference to
           Company and the Noteholders.                                Exhibit 4.19 to the Company's
                                                                       Annual Report on Form 10-K for the
                                                                       fiscal year ended December 31, 1996.

4.20       Amended  and  Restated  Note  Purchase  Agreement  dated    Incorporated herein by reference to
           April  9,  1997  by  and  among  the  Company  and   the    Exhibit 4.20 to the Company's
           Noteholders.                                                Annual Report on Form 10-K for the
                                                                       fiscal year ended December 31, 1996.

4.21       Second  Amendment to  Warrant Agreement  dated  April 9,    Incorporated herein by reference to
           1997, by and among the Company  and each of the  holders    Exhibit 4.21 to the Company's
           of warrants listed  on Schedule A thereto, which  Second    Annual Report on Form 10-K for the
           Amendment amends  the Warrant  Agreement dated  November    fiscal year ended December 31, 1996.
           19, 1993  as amended by  the First  Amendment to Warrant
           Agreement dated April 15, 1996.

4.22       Second  Amendment  to Warrant  Agreement dated  April 9,    Incorporated herein by reference to
           1997 by  and among the Company  and each  of the holders    Exhibit 4.22 to the Company's
           of warrants listed  on Schedule A thereto, which  Second    Annual Report on Form 10-K for the
           Amendment amends the  Warrant Agreement dated April  15,    fiscal year ended December 31, 1996.
           1996, as  amended by  a Waiver  and Amendment  Agreement
           dated October 31, 1996.

4.23       Amended and Restated  Warrant Agreement  dated April  9,    Incorporated herein by reference to
           1997  by  and  among  the  Company;  Wells  Fargo  Bank,    Exhibit 4.23 to the Company's
           National Association; BHF-Bank Aktiengesellschaft; and      Annual Report on Form 10-K for the
           Citibank, N.A.                                              fiscal year ended December 31, 1996.

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

10.31      Extension and Forbearance Agreement dated March 31,         Incorporated herein by reference to
           1997 by and among the Company, the financial                Exhibit 10.31 to the Company's
           institutions listed on the signature pages thereof and      Annual Report on Form 10-K for the
           Wells Fargo Bank, National Association.                     fiscal year ended December 31, 1996.

10.32      Second Amendment to Credit Agreement  dated November 30,    Incorporated herein by reference to
           1996 (the "Second Amendment") by and among the Company,     Exhibit 10.32 to the Company's
           the financial institutions listed on the signature pages    Annual Report on Form 10-K for the
           thereof ("Lenders") and Wells Fargo Bank, National          fiscal year ended December 31, 1996.
           Association, as administrative agent for the Lenders,
           and for certain limited purposes, Certech Technology,
           Inc., Cerplex Mass., Inc., Cerplex Limited, Apex Computer
           Company, Cerplex Subsidiary, Inc., Peripheral Computer
           Support, Inc., Modcomp/Cerplex, L.P., Modcomp Joint
           Venture, Inc., Modular Computer Services, Inc., Modular
           Computer Systems GmbH and Modcomp France S.A., which
           Second Amendment amends the Credit Agreement dated
           October 12, 1994, as amended.

10.33      Third Amendment to Credit Agreement dated April 9, 1997     Incorporated herein by reference to
           (the "Third Amendment") by and among the Company, the       Exhibit 10.33 to the Company's
           financial institutions listed on the signature pages        Annual Report on Form 10-K for the
           thereof ("Lenders") and Wells Fargo Bank, National          fiscal year ended December 31, 1996.
           Association, as administrative agent for the Lenders,
           and for certain limited purposes, Certech Technology,
           Inc., Cerplex Mass., Inc., Cerplex Limited, Apex
           Computer Company, Cerplex Subsidiary, Inc., Peripheral
           Computer Support, Inc., Modcomp/Cerplex, L.P., Modcomp
           Joint Venture, Inc., Modular Computer Services, Inc.,
           Modular Computer Systems GmbH and Modcomp France S.A.,
           which Third Amendment amends the Credit Agreement dated
           October 12, 1994, as amended.

11         Statement Re Computation of Per Share (Loss)                Filed herein.

21.1       List of Subsidiaries                                        Incorporated herein by reference to
                                                                       Exhibit 21.1 to the Company's
                                                                       Annual Report on Form 10-K for the
                                                                       fiscal year ended December 31, 1996.

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

As discussed in note 1 to the Consolidated Financial Statements, the Company has restated its financial statements as of December 31, 1996 and for the year then ended.


                                                       KPMG Peat Marwick LLP

Orange County, California

February 21, 1997, except as to Notes 12(a),
  12(b) and the first and second paragraphs of Note 18 which are as of April 9, 1997,
  Note 20 which is as of April 11, 1997, and
  Note 1(o) which is as of October 14, 1997

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

                            THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (dollars in thousands, except per share data)

                                                                               For The Years Ended December 31
                                                                        --------------------------------------------
                                                                             1996              1995           1994
                                                                        -------------        --------        -------
                                                                        (As Restated)
Net sales                                                                  $191,493          $144,328        $94,006
Cost of sales                                                               165,248           127,817         76,967
                                                                           --------          --------        -------
  Gross profit                                                               26,245            16,511         17,039
Selling, general & administrative expenses                                   39,488            33,805         11,850
Restructuring charges                                                         2,084                --             --
                                                                           --------          --------        -------
  Operating income (loss)                                                   (15,327)          (17,294)         5,189
Equity in earnings from joint venture                                           357             2,425            666
Gain on sale of InCirT division                                                 450                --             --
Other expense, net                                                            2,881                14             --
Interest expense, net                                                         8,269             5,075          4,118
                                                                           --------          --------        -------
  Income (loss) from continuing operations before taxes                     (25,670)          (19,958)         1,737
Provision for income taxes                                                    1,718             2,089            542
                                                                           --------          --------        -------
  Income (loss) from continuing operations before discontinued
    operations and extraordinary items                                      (27,388)          (22,047)         1,195
                                                                           --------          --------        -------
Discontinued operations, net of income taxes:
  Income (loss) from operations                                                  --            (1,966)         1,500
  Estimated loss from liquidation of discontinued operations                     --           (15,381)            --
                                                                           --------          --------        -------
  Income (loss) from discontinued operations                                     --           (17,347)         1,500
                                                                           --------          --------        -------

Income (loss) before extraordinary item                                     (27,388)          (39,394)         2,695
Extraordinary item, net of income taxes of $1,457                                --                --         (2,011)
                                                                           --------          --------        -------
  Net income (loss)                                                        $(27,388)         $(39,394)       $   684
                                                                           ========          ========        =======

Net income (loss) per share:
    Continuing operations                                                  $  (2.24)         $  (1.68)       $   .09
    Discontinued operations                                                      --             (1.33)           .11
    Extraordinary item                                                           --                --           (.15)
                                                                           --------          --------        -------
Net income (loss) per share                                                $  (2.24)         $  (3.01)       $   .05
                                                                           ========          ========        =======

Weighted average common and common equivalent
    shares outstanding                                                       13,419            13,091         13,446
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


                                     Convertible                                                                          Total
                                   Preferred Stock            Common Stock      Additional                             Stockholders
                                ----------------------     -------------------    Paid-In               Accumulated       Equity
                                   Shares       Amount       Shares     Amount    Capital      Other     Deficiency    (Deficiency)
                                -----------     ------     ----------   ------  -----------   ------    -----------    ------------
                                             (As Restated)                     (As Restated)
BALANCE AT DECEMBER 31, 1993     1,876,667      $    2      8,289,683     $ 8     $21,018     $(242)     $ (8,316)      $ 12,470
Issuance of common stock, net
  of offering costs                   -           -         2,688,252       3      26,141       -             -           26,144
Conversion of preferred to
  common stock                  (1,876,667)         (2)     1,876,667       2        -          -             -             -
Stock options and warrants
  exercised                           -           -           202,395      -          272       -             -              272
Notes receivable from
  stockholders                        -           -              -         -         -         (287)          -             (287)
Net income                            -           -              -         -         -          -             684            684
Unearned compensation                 -           -              -         -           52       (52)          -             -
Amortization of unearned
  compensation                        -           -              -         -         -           68           -               68
Translation adjustment                -           -              -         -         -          134           -              134
                                ----------      ------     ----------     ---     -------     -----      --------       --------
BALANCE AT DECEMBER 31, 1994          -           -        13,056,997      13      47,483      (379)       (7,632)        39,485
                                ----------      ------     ----------     ---     -------     -----      --------       --------
Stock options exercised               -           -            70,683      -           45       -             -               45
Notes receivable from
  stockholders                        -           -              -         -         -           73           -               73
Net loss                              -           -              -         -         -          -         (39,394)       (39,394)
Amortization of unearned
  compensation                        -           -              -         -         -           71           -               71
Translation adjustment                   0        -              -         -         -         (112)          -             (112)
                                ----------      ------     ----------     ---     -------     -----      --------       --------
BALANCE AT DECEMBER 31, 1995          -           -        13,127,680      13      47,528      (347)      (47,026)           168
                                ----------      ------     ----------     ---     -------     -----      --------       --------
Stock options and warrants
  exercised                           -           -           348,276      -        3,459       -             -            3,459
Notes receivable from
  stockholders                        -           -              -         -         -           87           -               87
Issuance of convertible
  preferred stock                    8,000       8,000           -         -         -          -             -            8,000
Conversion of preferred stock         (803)       (803)       634,993       1         661       -             -             (141)
Discount on issuance of
  Series B Convertible
  Preferred Stock                     -         (2,651)          -         -        2,651       -             -             -
Amortization of discount on
  Series B Convertible
  Preferred Stock                     -          2,651           -         -       (2,651)      -             -             -
Net loss                              -           -              -         -         -          -         (27,388)       (27,388)
Amortization of unearned
  compensation                        -           -              -         -         -           70           -               70
Translation adjustment                -           -              -         -         -          608           -              608
                                ----------      ------     ----------     ---     -------     -----      --------       --------
BALANCE AT DECEMBER 31, 1996
  (as Restated)                      7,197      $7,197     14,110,949     $14     $51,648     $ 418      $(74,414)      $(15,137)
                                ==========      ======     ==========     ===     =======     =====      ========       ========


          See accompanying notes to consolidated financial statements.

                            THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                   Years Ended December 31
                                                             ------------------------------------
                                                                1996          1995         1994
                                                                ----          ----         ----
                                                           (As Restated)
 CASH FLOWS FROM OPERATING ACTIVITIES:

      Net income (loss)                                      $(27,388)      $(39,394)    $    684
      Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating activities:
              Depreciation and amortization                     9,815          8,315        6,241
              Amortization and writedown of contract
                 rights                                            --            562        2,100
              Amortization of unearned compensation                70             71           68

              Foreign currency transaction gain                   (43)           (44)        (132)
              Non-cash charges related to end-of-life
                 programs                                          --         14,639           --
              Non-cash charges for accounts receivable             --          6,820           --
              Non-cash charge for loss on long-term
                 investment                                     1,921          3,000           --
              Equity in earnings from joint venture              (357)        (2,425)        (666)

              Gain on sale of InCirT division                    (450)            --           --
              (Increase) decrease in:
                  Accounts receivable                          13,139         (5,817)     (18,708)
                  Inventories                                  10,548         (6,845)      (5,566)
                  Prepaid expenses and other                    3,274          5,143       (4,958)
                  Investment in other long-term assets            (62)        (1,345)      (4,204)
                  Net assets of discontinued operations           916          3,620           --
              Increase (decrease) in:
                  Accounts and notes payable                    3,874          9,664        1,490
                  Accrued liabilities                          (8,572)         1,017        1,452
                  Income taxes payable                           (557)           222          (10)
                                                             --------       --------     --------
              Net cash provided by (used in) operating
                  activities                                    6,128         (2,797)     (22,209)
                                                             --------       --------     --------

 CASH FLOWS FROM INVESTING ACTIVITIES:

      Purchase of plant and equipment, net                     (2,381)        (7,549)      (3,996)
      Acquisition of business, net of cash acquired             5,147         (4,500)     (12,259)
      Investment in joint venture                                  --             --       (4,625)
      Distribution of earnings in joint venture                 3,090             --           --
      Proceeds from sale of InCirT division                     3,500             --           --
      Proceeds from restricted money market investments            --             --        2,500
                                                             --------       --------     --------
          Net cash provided by (used in) investing
                 activities                                     9,356        (12,049)     (18,380)
                                                             --------       --------     --------

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase (decrease) in notes payable to bank         (2,431)        10,700       (3,126)
      Proceeds from long-term debt, net                            --             45       38,294
      Proceeds from issuance of common stock, net                 107             --       26,416
      Proceeds from issuance of preferred stock                 7,859             --           --
      Decrease (increase) in notes receivables from
         stockholders                                              87             73         (287)
      Payments of long-term debt                                 (700)        (1,588)     (21,099)
                                                             --------       --------     --------
          Net cash provided by financing activities             4,922          9,230       40,198
                                                             --------       --------     --------
 Effect of exchange rate changes on cash                         (431)           (19)          44
                                                             --------       --------     --------
      Net increase (decrease) in cash and cash
         equivalents                                           19,975         (5,635)        (347)


 Cash and cash equivalents at beginning of year                 3,807          9,442        9,789
                                                             --------       --------     --------
 Cash and cash equivalents at end of year                    $ 23,782       $  3,807     $  9,442
                                                             ========       ========     ========

      Supplemental disclosure of cash flow information:
          Cash paid during the year for:
              Interest                                       $  6,875       $  5,299     $  4,595
                                                             ========       ========     ========
              Income taxes                                   $  1,753       $  1,122     $  3,514
                                                             ========       ========     ========

          Acquisition of businesses:
              Amount paid                                    $ (8,977)      $ (4,500)    $(12,259)
              Cash acquired                                    14,124             --           --
                                                             --------       --------     --------
                                                             $  5,147       $ (4,500)    $(12,259)
                                                             ========       ========     ========

      Supplemental schedule of non-cash activities:
          Exchange of finished goods inventories for
              trade credits                                  $  6,239       $     --     $     --
                                                             ========       ========     ========
          Purchase of assets for short term debt             $    600       $     --     $     --
                                                             ========       ========     ========
          Discount on issuance of preferred stock            $  2,651       $     --     $     --
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

(K) NET INCOME (LOSS) PER SHARE

    Net income (loss) per share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding. Common stock equivalents consist of convertible preferred stock, stock options and warrants, which were computed using the treasury stock method. Discounts on the issuance of Preferred Stock decrease/increase the net income (loss), respectively, for determining net income (loss) per share of Common Stock. Net loss per share excludes the effect of common stock equivalents, because their effect would be anti-dilutive.

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

(O) DISCOUNT ON CONVERTIBLE PREFERRED STOCK

    During the second quarter of 1996, the Company issued 8,000 shares of Series B Convertible Preferred Stock at $1,000 per share. The shares are convertible into Common Stock of the Company. (See Note 18.) The discount resulting from the beneficial conversion feature inherent in the transaction of $2,651,000 was treated as a dividend and recognized as a return to the preferred stockholders. This feature had no impact on the Company's net loss for the year ended December 31, 1996. However, the Company has restated its consolidated financial statements as of December 31, 1996 and for the year then ended to reflect the impact of such discount on stockholders equity (deficiency) and income (loss) per share.

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

                            THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994


    MODCOMP/Cerplex condensed financial data is as follows:


                   Three Months Ended        Year Ended            Month Ended
                     March 31, 1996       December 31, 1995     December 31, 1994
                   ------------------     -----------------     -----------------
(dollars in
thousands)
 Net sales              $9,583                 $38,223               $4,366
 Gross profit            2,430                  14,816                1,976
 Net income                728                   4,950                1,358


                                                 At December 31
                                              ---------------------
                                               1995          1994
                                              -------       -------
 Total assets                                 $23,732       $19,838
 Current liabilities                            8,043         8,545
 Total partnership interest                    15,689        10,593
 Company's share of
   partnership interest                         7,688         5,191

    Assuming the two fiscal 1996 acquisitions occurred at the beginning of 1996, the pro forma results of operations of the Company for the year ended December 31, 1996 would have been as follows:


                                                  Pro Forma
                                                -------------
(in thousands, except for per share data)       (As Restated)
Net sales                                         $226,182
Net loss                                           (26,194)
Net loss per share                                   (2.15)

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

COMPENSATION AND OPTION DISCLOSURES

Had employee compensation expense for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss per share would have been increased to the following pro forma amounts:

                                                             1996
                                                        (As Restated)        1995
-----------------------------------------------------------------------------------

Net Loss:                       As Reported               $(27,388)       $(39,394)
                                Pro Forma                  (28,363)        (39,679)

Loss per share                  As Reported                  (2.24)          (3.01)
                                Pro Forma                    (2.31)          (3.03)

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

      A summary of the status of the Company's two stock option plans at the end of December 1996, 1995, and 1994, and changes during the years then ended is as follows:

                                        1996                       1995                         1994
                                ----------------------     ---------------------      ------------------------
                                Shares      Wtd. Avg.      Shares     Wtd. Avg.        Shares       Wtd. Avg.
                                 (000)      Ex. Price      (000)      Ex. Price         (000)       Ex. Price
                                ----------------------     ---------------------      ------------------------
Outstanding, beginning          1,232,659     $4.79          669,951     $2.63          725,345      $ 1.32
Granted                           927,000      3.73          715,000      6.66          122,000       12.21
Exercised                        (348,276)     0.27          (67,683)     0.67         (140,394)       1.93
Forfeited                        (201,208)     5.10          (84,609)     6.74          (37,000)     $11.20
                                ---------     -----        ---------     -----        ---------      ------
Outstanding, ending             1,610,175     $5.12        1,232,659     $4.79          669,951      $ 2.63
                                ---------     -----        ---------     -----        ---------      ------

Exercisable at end of year        340,147     $6.37          451,370     $1.66          401,602      $ 0.10

Weighted average fair value
  of options granted                          $3.73                      $6.66                       $12.21
Weighted average contractual life         9.0 Years                  8.2 Years                    7.4 Years

NOTE 18 -- STOCKHOLDERS' EQUITY (DEFICIENCY)

CONVERTIBLE PREFERRED STOCK

    In June 1996, the Company issued 8,000 shares of Series B Preferred Stock ("Series B Stock") at $1,000 per share in a private placement. The Series B Stock is convertible into Common Stock at the option of each holder at the lower of $5.07 per share or 80% of the average closing bid price over a ten-day period ending three days prior to the date of conversion. In connection with the issuance of the Series B Stock, the Company recorded a discount of $2.65 million to reflect the initial conversion discount feature. The discount was amortized over the 90-day holding period and is reflected in the accompanying consolidated statement of stockholders' equity (deficiency) in 1996. The Series B Stock will automatically convert into Common Stock on the earlier of five years from the date of issuance or such date as the Company's Common Stock has traded above $19.13 per share for a specified period of time. The Series B Stock has certain rights, privileges and preferences, including a $2,000 per share preference in the event of a sale of the Company. The Board of Directors may not pay dividends to the holders of the Company's Common Stock unless and until the Board has paid an equivalent dividend to the holders of Series B Stock based upon the number of shares of Common Stock into which each share of Series B Stock is convertible. At December 31, 1996, 803 shares of Series B Preferred Stock had been converted into 634,993 shares of Common Stock. During the period from January 1, 1997 to April 11, 1997, 5,127 shares of Series B Preferred Stock were converted into 15,515,007 shares of Common Stock.

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

                            THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994


NOTE 22 -- QUARTERLY INFORMATION

    Unaudited quarterly information for the quarters ended March 31, June 30, September 30 and December 31 are as follows:


(in thousands, except per share data)    First     Second      Third       Fourth
----                                    -------    -------    --------    --------
1996 (As Restated)
----
Net sales                               $40,846    $51,339    $ 50,636    $ 48,672
Gross profit                              6,931     10,969       3,751       4,594
Operating income (loss)                     144      1,981     (10,102)     (7,350)
Net income (loss)                        (1,573)       702     (12,940)    (13,577)
Earnings (loss) per share                $(0.12)     $0.01      $(1.12)     $(0.99)

1995
----
Net sales                               $34,001    $32,488    $ 35,381    $ 42,458
Gross profit                              6,042      6,009       2,931       1,529
Operating income (loss)                     965        774     (10,260)     (8,773)
Net income (loss)                           830        282     (24,997)    (15,509)
Earnings (loss) per share                 $0.06      $0.02      $(1.91)     $(1.18)

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

                            THE CERPLEX GROUP, INC.

                                  EXHIBIT INDEX

                      Fiscal Year Ended December 29, 1996


                                                                        Sequential
                                                                           Page
Exhibit                   Description of Exhibits                         Number
-------                   -----------------------                       ----------
 11        Statement Re Computation of Per Share (Loss)

 23.1      Consent of KPMG Peat Marwick LLP, Independent Public
           Accountants.

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