Form 10-Q/A
period 1997-06-30
CERPLEX GROUP INC
filed 1997-10-17
CIK 915870

                                  FORM 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

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

                            THE CERPLEX GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                  Three months ended June 30,   Six months ended June 30,
                                                  ---------------------------   -------------------------
                                                    1997              1996         1997           1996
                                                  --------          --------     --------       --------
                                                                  (As Restated)               (As Restated)
Net sales                                         $ 39,266          $ 51,339     $ 85,606       $ 92,185
Cost of sales                                       37,465            40,370       76,076         74,285
                                                  --------          --------     --------       --------
Gross profit                                         1,801            10,969        9,530         17,900
Selling, general and administrative expenses        10,993             8,870       20,121         15,860
Restructuring charge                                 4,307                --        4,307             --
                                                  --------          --------     --------       --------
Operating income (loss)                            (13,439)            2,099      (14,898)         2,040
Equity in earnings from joint venture                   --                --           --            357
Gain on sale of PCS                                  6,607                --        6,607             --
Gain on sale of InCirT Division                         --               450           --            450
Other (income) expense, net                            422              (288)         998           (221)
Interest expense, net                                1,709             1,658        3,956          3,169
                                                  --------          --------     --------       --------
Income (loss) before income taxes                   (8,963)            1,179      (13,245)          (101)
Provision for income taxes                             394               477        1,115            770
                                                  --------          --------     --------       --------
Net income (loss)                                 $ (9,357)         $    702     $(14,360)      $   (871)
                                                  ========          ========     ========       ========
Net income (loss) per common share                $  (0.30)         $   0.01     $  (0.60)      $  (0.11)
                                                  ========          ========     ========       ========
Weighted average common and common equivalent
  shares outstanding                                31,678            14,846       23,742         13,286
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

(j)  INCOME (LOSS) PER SHARE

     Net income (loss) per share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding. Common stock equivalents consist of preferred stock, stock options and warrants, which were computed using the treasury stock method. Discounts on the issuance of Preferred Stock (decrease) increase the net income (loss) for determining net income
(loss) per share of Common Stock. Net loss per share excludes the effect of common stock equivalents, because their effect would be anti-dilutive. Amortizaton of $589,000 relating to the Preferred Stock discount feature has been reflected in the Company's Financial Statements during the quarter ended June 30, 1996 and as such the income (loss) per share has been restated for the three and six-month periods ended June 30, 1996.

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

     Assuming the above acquisitions occurred at the beginning of 1996, the pro forma results of operations of the Company for the six months ended June 30, 1996, would have been as follows:


         In Thousands, except per share data                Pro Forma
         -----------------------------------                ----------
                                                          (As Restated)
         Net Sales                                           $126,653
         Income from continuing operations                        323
         Net loss per share of common stock from
           continuing operations                                 (.02)

NOTE 5  -  SALES OF INCIRT DIVISION AND PCS SUBSIDIARY
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

2.16             Stock Purchase Agreement dated March 28, 1997              Incorporated herein by reference to
                 relating to all of the outstanding stock of Peripheral     Exhibit 2.16 to the Company's
                 Computer Support, Inc. among the Company, PCS              Annual Report on Form 10-K for the
                 Acquisition Co., Inc., and Lincolnshire Equity             fiscal year ended December 31, 1996.
                 Partners, L.P.

2.17             Asset Purchase Agreement dated August 6, 1997 by           Incorporated herein by reference to
                 and among the Company, Cerplex Subsidiary, Inc.,           Exhibit 2.17 to the Company's
                 Modcomp Joint Venture, Inc., Modcomp/Cerplex               Annual Report on Form 10-K for the
                 L.P. and CSP Inc.                                          fiscal year ended December 31, 1996.

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

3.3              Certificate of Amendment of the Restated Certificate       Incorporated herein by reference to
                 of Incorporation of the Registrant (filed June 16,         Exhibit 3.3 to the Company's
                 1997).                                                     Annual Report on Form 10-K for the
                                                                            fiscal year ended December 31, 1996.

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

4.27             Fifth Amendment to Registration Rights Agreement           Incorporated herein by reference to
                 dated as of April 9, 1997 by and among the                 Exhibit 4.27 to the Company's
                 Company, the investors listed on Schedule A thereto,       Annual Report on Form 10-K for the
                 the security holders of the Company listed on Schedule B   fiscal year ended December 31, 1996.
                 thereto, the banks listed on Schedule C thereto, and the
                 parties listed on Schedule D thereto.

4.28             Waiver Agreement dated as of June 30, 1997 among           Incorporated herein by reference to
                 the Company and the Noteholders.                           Exhibit 4.28 to the Company's
                                                                            Annual Report on Form 10-K for the
                                                                            fiscal year ended December 31, 1996.

4.29             Side letter dated July 10, 1997 by and among the           Incorporated herein by reference to
                 Company and the Noteholders.                               Exhibit 4.29 to the Company's
                                                                            Annual Report on Form 10-K for the
                                                                            fiscal year ended December 31, 1996.

4.30             Side letter dated August 6, 1997 by and among the          Incorporated herein by reference to
                 Company and the Noteholders.                               Exhibit 4.30 to the Company's
                                                                            Annual Report on Form 10-K for the
                                                                            fiscal year ended December 31, 1996.

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

10.35            Fifth Amendment to Credit Agreement and Limited            Incorporated herein by reference to
                 Waiver dated June 30, 1997 by and among the                Exhibit 10.35 to the Company's
                 Company, the financial institutions listed on the          Annual Report on Form 10-K for the
                 signature pages thereof ("Lenders") and Wells Fargo        fiscal year ended December 31, 1996.
                 Bank, National Association, as administrative agent
                 for the Lenders and, for certain limited purposes,
                 certain subsidiaries of the Company.

10.36            Sixth Amendment to Credit Agreement and Consent            Incorporated herein by reference to
                 dated August 6, 1997 by and among the Company,             Exhibit 10.36 to the Company's
                 the financial institutions listed on the signature pages   Annual Report on Form 10-K for the
                 thereof ("Lenders") and Wells Fargo Bank, National         fiscal year ended December 31, 1996.
                 Association as administrative agent for the Lenders
                 as administrative agent for the Lenders and, for
                 certain limited purposes, certain subsidiaries of the
                 Company.

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