Form 10-Q
period 1997-09-30
CERPLEX GROUP INC
filed 1997-11-12
CIK 915870

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended   September 30, 1997
                                 ------------------

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                                ------------------      ---------------

Commission file number           0-23602
                        ------------------------

                             THE CERPLEX GROUP, INC.
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                         33-0411354
-------------------------------                       -------------------
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                       Identification No.)


                       1382 Bell Avenue, Tustin, CA 92780
        ----------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (714) 258-5600
        ----------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No ____

The number of shares outstanding of the Registrant's Common Stock on October 31, 1997 was 36,380,331.

                            THE CERPLEX GROUP, INC.


                               TABLE OF CONTENTS


                                                                                               Page
                                                                                               ----
PART I --- FINANCIAL INFORMATION

        Condensed Consolidated Balance Sheets...........................................        4
        Condensed Consolidated Statements of Operations.................................        5
        Condensed Consolidated Statement of Stockholders' Deficiency....................        6
        Condensed Consolidated Statements of Cash Flows.................................        7
        Notes to Condensed Consolidated Financial Statements............................        8
        Management's Discussion and Analysis of Financial Condition
                and Results of Operations...............................................       13

PART II --- OTHER INFORMATION

        Legal Proceedings...............................................................       19
        Changes in Securities...........................................................       19
        Defaults Upon Senior Securities.................................................       19
        Submission of Matters to a Vote of Security Holders.............................       19
        Other Information...............................................................       19
        Exhibits........................................................................       24

SIGNATURE       ........................................................................       37


                            THE CERPLEX GROUP, INC.





                                     PART I


                              FINANCIAL INFORMATION

                             THE CERPLEX GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)
                                   (Unaudited)

                                                                                          September 30,  December 31,
                                                                                              1997           1996
                                                                                          ------------- --------------

                                     ASSETS
Current Assets:
           Cash and cash equivalents                                                           $18,512        $23,782
           Accounts receivable, net                                                             10,782         19,539
           Inventories                                                                           4,993         17,326
           Net assets of discontinued operations                                                    --          1,681
           Prepaid expenses and other current assets                                             6,579          8,146
                                                                                          ------------  -------------
                 Total current assets                                                           40,866         70,474
Property, plant and equipment, net                                                              22,822         28,039
Goodwill                                                                                            --          4,953
Other long-term assets                                                                           1,268          2,028
                                                                                          ------------  -------------
                 Total assets                                                                  $64,956       $105,494
                                                                                          ============  =============

                     LIABILITIES & STOCKHOLDERS' DEFICIENCY

Current Liabilities:
           Notes payable to banks                                                              $29,749       $  6,000
           Notes payable                                                                         4,714          5,026
           Accounts payable                                                                     12,832         19,498
           Accrued and other current liabilities                                                21,143         25,347
           Income taxes payable                                                                    174          1,729
                                                                                          ------------  -------------
                 Total current liabilities                                                      68,612         57,600
                                                                                          ------------  -------------
Long-term debt, less current portion                                                            18,818         56,817
Long-term obligations                                                                            6,214          6,214

COMMITMENTS AND CONTINGENCIES

Stockholders' deficiency:
           Preferred stock, par value $0.001;
                 3,066,340 shares authorized, none outstanding.
                 8,000 shares Series B Convertible Preferred Stock of
                 which 379 and 7,197 are issued and outstanding as of
                 September 30, 1997 and December 31, 1996,
                 respectively; aggregate liquidation preference of $758 and
                 $14,394 as of September 30, 1997 and December 31, 1996,
                 respectively.                                                                     379          7,197
           Common stock, par value $0.001 per share; 60,000,000
                 shares authorized; 34,913,613 and 14,110,949 issued and
                 outstanding as of September 30, 1997 and December 31, 1996,
                 respectively.                                                                      35             14
           Additional paid-in capital                                                           59,340         51,648
           Notes receivable from stockholders                                                       --           (139)
           Unearned compensation                                                                    --            (73)
           Accumulated deficiency                                                              (87,745)       (74,414)
           Cumulative translation adjustment                                                      (697)           630
                                                                                          ------------  -------------
                 Total stockholders' deficiency                                                (28,688)       (15,137)
                                                                                          ------------  -------------
                 Total liabilities and stockholders' deficiency                               $ 64,956       $105,494
                                                                                          ============  =============

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            THE CERPLEX GROUP, INC.


                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                  (dollars in thousands, except per share data)
                                   (Unaudited)



                                            Three months ended September 30,         Nine months ended September 30,
                                           -----------------------------------     -----------------------------------
                                                1997                 1996               1997                 1996
                                           --------------       --------------     ----------------    ---------------
                                                                (As Restated)                           (As Restated)
Net sales                                        $26,571            $  50,636             $ 112,177          $142,821
Cost of sales                                     19,720               46,885                95,796           121,170
                                           -------------           ----------             ---------          --------
Gross profit                                       6,851                3,751                16,381            21,651
Selling, general and administrative
expenses                                           3,129               11,842                23,250            27,702
Restructuring charges                                 --                2,084                 4,307             2,084
                                           -------------           ----------             ---------          --------
Operating income (loss)                            3,722              (10,175)              (11,176)           (8,135)
Equity in earnings from
joint venture                                         --                   --                    --               357
Gain on sale of InCirt Division                       --                   --                    --               450
Loss on sale of MODCOMP                             (394)                  --                  (394)               --
Gain on sale of Peripheral Computer
Support, Inc.                                         --                   --                 6,607                --
Other (income) expense, net                         (449)                 391                   549               170
Interest expense, net                              1,925                1,811                 5,881             4,980
                                           -------------            ---------             ---------          --------
Income (loss) before income taxes                  1,852              (12,377)              (11,393)          (12,478)
Provision for income taxes                           823                  563                 1,938             1,333
                                           -------------            ---------             ---------          --------
Net income (loss)                                $ 1,029            $ (12,940)            $ (13,331)         $(13,811)
                                           =============            =========             =========          ========
Net income (loss) per common share               $  0.03            $   (1.12)            $   (0.49)         $  (1.23)
                                           =============            =========             =========          ========

Weighted average common and common
equivalent shares outstanding                     36,833               13,422                27,426            13,332
                                           =============            =========             =========          ========






      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            THE CERPLEX GROUP, INC.

          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                    (dollars in thousands, except share data)
                                   (Unaudited)

                                                                                                                         Total
                                          Convertible                              Additional              Accumulated Shareholders'
                                        Preferred Stock         Common Stock     Paid-in-Capital  Other    Deficiency   Deficiency
                                       -------------------  -------------------  --------------- -------- ------------ -----------
                                       Shares     Amount     Shares     Amount
                                       ------     ------     ------     ------
Balance at December 31, 1996             7,197     $7,197    14,110,949      14          51,648   $  418    $ (74,414)  $ (15,137)
Stock options exercised                     --         --        10,665      --              --       --           --          --
Conversion of Preferred Stock           (1,608)    (1,608)    2,955,038       3           1,605       --           --          --
Net loss                                    --         --            --      --              --       --       (5,003)     (5,003)
Amortization of unearned compensation       --         --            --      --              --       18           --          18
Translation adjustment                      --         --            --      --              --     (945)          --        (945)
                                       -------  ---------  ------------   -----      ---------- --------    --------- -----------
Balance at March 31, 1997                5,589      5,589    17,076,652      17          53,253     (509)     (79,417)    (21,067)
Stock options exercised                     --         --         5,887      --              --       --           --          --
Conversion of Preferred Stock           (4,932)    (4,932)   17,315,116      17           4,915       --           --          --
Net loss                                    --         --            --      --              --       --       (9,357)     (9,357)
Amortization of unearned compensation       --         --            --      --              --       55           --          55
Translation adjustment                      --         --            --      --              --     (382)          --        (382)
Reduction of notes receivable from
shareholder                                 --         --            --      --              --      139           --         139
Repricing of warrants                       --         --            --      --             103       --           --         103
Issuance of warrants                        --         --            --      --             375       --           --         375
                                       -------  ---------  ------------  ------      ---------- -------- ------------  ----------
Balance at June 30, 1997                   657        657    34,217,655      34          58,646     (697)     (88,774)    (30,134)
Conversion of Preferred Stock             (278)      (278)      695,958       1             277       --           --          --
Net income                                  --         --            --      --              --       --        1,029       1,029
Issuance of warrants                        --         --            --      --             417       --           --         417
                                       -------  ---------  ------------  ------      ---------- -------- ------------  ----------
Balance at September 30, 1997              379       $379    34,913,613    $ 35        $ 59,340   $ (697)   $ (87,745)   $(28,688)
                                       =======  =========  ============  ======      ========== ======== ============  ==========



      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            THE CERPLEX GROUP, INC.


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                     --------------------------
                                                                                        1997          1996
                                                                                     -----------  -------------


 CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                        $(13,331)     $(13,811)
       Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
                  Depreciation and amortization                                           6,337         6,319
                  Amortization of unearned compensation                                      73            53
                  Foreign currency transaction (gain) loss                                   --            35
                  Equity in earnings of joint venture                                        --          (356)
                  Distribution of earnings of joint venture                                  --         3,090
                  Non-cash charges related to restructure                                 4,307            --
                  Gain on sale of plant, property & equipment                               (17)           --
                  Gain on sale of InCirT Division                                            --          (450)
                  Loss on the sale of MODCOMP                                               394            --
                  Gain on the sale of Peripheral Computer Support, Inc.                  (6,607)           --
                  Decrease (increase) in:
                      Accounts receivable                                                   163         9,142
                      Inventories                                                         5,667         5,108
                      Prepaid expenses and other current assets                          (1,109)        4,166
                      Other long-term assets                                               (253)       (1,391)
                      Net assets of discontinued operations                               1,681         2,185
                  Increase (decrease) in:
                      Accounts payable                                                   (4,738)        3,639
                      Accrued and other current liabilities                                 317        (8,611)
                      Income taxes payable                                               (1,555)         (885)
                                                                                     ----------    ----------
                  Net cash provided by (used in) operating activities                    (8,671)        8,233
                                                                                     ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of plant and equipment, net                                              (1,470)       (1,181)
       Acquisition of businesses, net of cash acquired                                       --         5,147
       Proceeds from sale of plant, property & equipment                                     70            --
       Proceeds from sale of InCirT Division                                                 --         5,500
       Proceeds from sale of Modcomp, net of $2.9 million of cash sold                    5,591            --
       Proceeds from sale of Peripheral Computer Support, Inc.                           13,750            --
                                                                                     ----------     ---------
                  Net cash provided by investing activities                              17,941         9,466
                                                                                     ----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of preferred stock                                             --         7,859
       Proceeds from issuance of common stock                                                --            80
       Repricing / Issuance of warrants                                                     895            --
       Decrease in notes receivable from stockholders                                       139            87
       Principal payments / borrowings of long-term debt                                    686          (410)
       Principal payments of short term borrowings                                      (14,991)       (2,343)
                                                                                     ----------     ---------
                  Net cash provided by (used in) financing activities                   (13,271)        5,273
                                                                                     ----------     ---------
       Effect of exchange rate changes on cash                                           (1,269)         (258)
                                                                                     ----------     ---------
                  Net increase (decrease) in cash and cash equivalents                   (5,270)       22,714

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         23,782         3,807
                                                                                     ----------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $ 18,512     $  26,521
                                                                                     ==========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid during the year for:
                  Interest                                                             $  4,597     $   5,266
                                                                                     ==========     =========
                  Income taxes                                                         $  3,162     $   1,753
                                                                                     ==========     =========
       Acquisition of Businesses:
                  Amount paid                                                          $     --        (8,977)
                  Cash acquired                                                              --        14,124
                                                                                     ----------     ---------
                                                                                       $     --     $   5,147
                                                                                     ==========     =========



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

     In May 1996, the Company acquired Cerplex SAS. As part of the acquisition, sufficient cash was provided to fund certain liabilities of Cerplex SAS. Under the terms of the Stock Purchase Agreement, the Company has agreed to certain financial covenants over a four year period that limit the amount of dividends and payments in the nature of corporate charges paid by Cerplex SAS. Accordingly, the cash of Cerplex SAS is generally not available for financing operations outside of Cerplex SAS. The cash balance of Cerplex SAS at September 30, 1997 was $17.8 million.

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

(J)  INCOME (LOSS) PER SHARE

     Net income (loss) per share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding. Common stock equivalents consist of preferred stock, stock options and warrants, which were computed using the treasury stock method. Discounts on the issuance of Preferred Stock increase the net loss for determining net loss per share of Common Stock. Net loss per share excludes the effect of common stock equivalents, because their effect would be anti-dilutive. Amortization of $2,062,000 and $2,651,000 relating to the Preferred Stock discount feature has been reflected in the Company's financial statements during the three and nine-month periods ended September 30, 1996, respectively, and as such the loss per share has been restated for the three and nine-month periods ended September 30 1996.

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

                            THE CERPLEX GROUP, INC.



NOTE 2 - BASIS OF PRESENTATION
------------------------------

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position as of September 30, 1997 and consolidated statement of operations and statement of cash flows for the three and nine month periods ended September 30, 1997 and 1996. Results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of results to be expected in the future.

     Although the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's Form 10-K/A for the year ended December 31, 1996.

     The Company's fiscal year is the 52 or 53 week period ending on the Saturday closest to December 31. For purposes of presentation, the Company has indicated its accounting quarter and year end as September 30 and December 31, respectively. Certain reclassifications have been made to the 1996 condensed consolidated financial statements for the three and nine-month period ended September 30, 1997 to conform to the most recent 1997 presentation.

NOTE 3 - COMMON STOCK AND CONVERSIONS OF SERIES B PREFERRED STOCK
-----------------------------------------------------------------

     As of October 1, 1997, all 8,000 shares of Series B Preferred Stock have been converted into 22,887,823 shares of common stock. Authorized shares in the accompanying condensed consolidated financial statements have been restated to give retroactive effect to the increase in the common shares authorized.

NOTE 4 - ACQUISITIONS
---------------------

     In May 1996, the Company acquired Rank Xerox Limited's subsidiary, Cerplex SAS, for $6.1 million, including estimated taxes, registration fees, legal, accounting and other out-of-pocket expenses of $1.2 million. Cerplex SAS is the legal successor to Rank Xerox et Compagnie ("Rank Xerox SNC"), which was transformed immediately prior to the acquisition from societe en nom collectif ( a type of partnership) into a societe par actions simplifee ( a form of limited liability company), at which time its name was changed to Cerplex SAS. Cerplex SAS performs repair and refurbishment services primarily for large copiers in the northern region of France, near Lille. Based on the allocation of the purchase price to the fair value of the assets and liabilities (including long term liabilities for taxes and employment related matters) related to the acquisition, the Company reduced other long-term assets by the amount of negative goodwill ($1.5 million) in accordance with APB 16, Business Combinations. As part of the acquisition, RXL provided sufficient cash to fund certain liabilities of Cerplex SAS. Under the terms of the Stock Purchase Agreement, the Company has agreed to certain financial covenants over a four-year period that limit the amount of dividends and payments in the nature of corporate charges paid by Cerplex SAS; the maintenance of Cerplex SAS' current ratio greater than one; and restrictions on guarantees with respect to Cerplex and its subsidiaries (excluding Cerplex SAS). In addition, Cerplex SAS entered into a four-year Supply and Services Agreement with RXL to provide repair and refurbishment services with guaranteed levels of production hours (at standard rates) that decline over the period of the contract. Revenues and income before taxes of Cerplex SAS for the nine months ended September 30, 1997 were $ 39.6 million and $ 2.5 million, respectively.

                            THE CERPLEX GROUP, INC.


     In April 1996, the Company acquired the remaining 51% interest in Modcomp/Cerplex L.P. (Modcomp/Cerplex") for $2.8 million. Modcomp/Cerplex is a supplier of real-time computer systems, products and services for the process control industry. As a result of the acquisition of the remaining interest in Modcomp/Cerplex, the Company consolidated the results of operations and financial position of this entity effective April 1, 1996. Prior to April 1, 1996, the Company recorded its 49% interest in Modcomp/Cerplex on the equity method of accounting. The fair value of the assets and liabilities acquired exceeded the purchase price by approximately $2.0 million, resulting in negative goodwill. In accordance with APB #16, Business Combinations, the Company reduced other long-term assets to zero and recorded the remaining amount of $500,000 as negative goodwill, which was being amortized into income over a five year period.

     On August 27, 1997, the Company sold Modcomp/Cerplex for $8.5 million in cash. The effective date of the sale was June 30, 1997. Of such amount, $6.1 million was used to pay down bank debt and approximately $.6 million was used pay expenses associated with the transaction. The loss on the sale of Modcomp was $.4 million.

NOTE 5  -  SALES OF INCIRT DIVISION AND PCS SUBSIDIARY
------------------------------------------------------

     Effective April 1, 1996, the Company sold its contract manufacturing division in Tustin, California ("InCirT Division") to Pen Interconnect for $3.5 million in cash and approximately $2.0 million in restricted common stock. The gain on the sale of InCirT Division was $450,000. In August 1997, the Company sold the restricted shares.

     On April 11, 1997, the Company sold Peripheral Computer Support, Inc. ("PCS"), a subsidiary of the Company, for $14.5 million in cash and the cancellation of $500,000 of indebtedness. Of such amount, $8.3 million was used to pay down bank debt, $500,000 was placed into escrow, and approximately $750,000 was used to pay expenses associated with the transaction. The escrow deposit will be used to pay or reimburse any losses or tax liabilities, as defined in the Purchase Agreement and Tax Allocation Agreement, respectively, or any other amounts incurred by the purchaser or PCS in connection with the sale. Subject to resolution of certain pending tax audit issues with PCS, the Company is entitled to any amounts remaining in the escrow deposit on the first anniversary of the closing date. The gain on the sale of PCS was $6.6 million (excluding the proceeds in escrow).

NOTE 6  -  RESTRUCTURING COSTS
------------------------------

     During the third quarter of 1996, the Company closed its contract manufacturing operations in Texas and its computer training operations in Redmond, Washington. In connection with the closure of these operations, the Company recorded restructuring charges of $2.1 million. The restructuring charges related to write-downs of inventories, property and equipment and other assets to net realizable value, provision for losses on collection of accounts receivable, accrual for lease commitments and severance pay, and costs to complete closure of the facilities.

     During the second quarter of 1997, the Company's Board of Directors authorized and committed management to implement a consolidation and cost reduction plan to reduce North America staffing levels by 16%, eliminating 125 positions. As part of the restructure, the Company closed its Poughkeepsie, New York operations, relocating it to the Lawrence, Massachusetts. In addition, the Company consolidated its Redmond, Washington and is in the process of consolidating its Tustin, California operations, transferring their service programs to the Company's hub-based operations in northern and southern California, Kentucky, and

                            THE CERPLEX GROUP, INC.


Massachusetts. As a result of these actions, the Company recorded a restructuring charge of $4.3 million, primarily for severance and termination benefits, lease termination costs and write-down of plant and equipment related to vacated facilities.

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


OVERVIEW
--------

     The Company is an independent provider of electronic parts repair, spare parts sales and management, and logistics. Through 1996 the Company's net sales increased substantially, primarily as a result of acquisitions. Because of operating losses beginning in 1995 and resulting liquidity problems, the Company is no longer permitted under the terms of its credit facility to engage in acquisitions. The Company's results of operations have been adversely affected over the last two years due to a variety of factors discussed below.

     During the third quarter of 1995, the Board of Directors approved a Liquidation Plan to discontinue its end-of-life programs, a segment of the Company, through liquidation of these operations. In its end-of-life programs, the Company assumed all responsibilities for the support and repair of products which are no longer manufactured or are being phased out of manufacturing. Generally, when the Company undertook an end-of-life program, it acquired substantially all of the test equipment, repair equipment and inventories needed to support the program. Services provided by the Company under end-of-life programs include repair, provision of spare parts for a defined period of time, plant return and parts reclamation, engineering and document control, warehousing, and vendor certification and management. The Company no longer undertakes these programs. The liquidation of end-of-life programs has been accounted for as discontinued operations.

     The results of operations for 1996 and the beginning of 1997 reflect, to a large degree, the resolution of several matters that had been impacting the Company. Specifically, the Company closed its unprofitable Texas operations and reached a settlement relating to the SpectraVision bankruptcy; it established reserves for the impairment of assets, and incurred additional losses on common stock received in settlement of various transactions; it closed its training operations and approved the consolidation of certain operations, resulting in restructuring charges and asset write-downs; and, due to changes in the Company's business, or the business of third parties, the Company recorded charges for inventory write-downs, uncollectible receivables and other assets. The financial problems of SpectraVision, Novadyne and other clients resulted in write-offs of receivables and assets by the Company during 1995, 1996 and the first half of 1997 of over $16 million, which adversely affected the Company's results of operations. During 1997, the Company also restructured various aspects of its operations. The Company closed several facilities and reduced headcount with the goal of reducing overhead.

RESULTS OF OPERATIONS

     The following table sets forth items from the Company's Condensed Consolidated Statements of Operations as a percentage of net sales.



                                   Three Months Ended September 30,         Nine Months Ended September 30,
                                 --------------------------------------   ------------------------------------
                                      1997                 1996                1997               1996
                                 ----------------   -------------------   ---------------   ------------------

Net sales                                 100.0%                100.0%            100.0%               100.0%
Costs of sales                              74.2                  92.6              85.4                 84.8
Gross margin                                25.8                   7.4              14.6                 15.2
Selling, general &                          11.8                  23.4              20.7                 19.4
administrative
Restructuring charge                          --                   4.1               3.8                  1.5
Operating income                            14.0                 (20.1)            (10.0)                (5.7)
(loss)


                            THE CERPLEX GROUP, INC.


NET SALES

    Net sales for the three and nine month periods ended September 30, 1997 decreased $24.1 million and $30.6 million, respectively, to $26.6 million and $112.2 million, respectively, over the net sales for the corresponding periods of 1996. The decrease in net sales of 47.6% and 21.4% in the three and nine month periods of 1997 compared to the corresponding periods of the prior year is attributable to the sale of its subsidiary, Modcomp/Cerplex L.P. ("Modcomp") effective June 1997, the April 1997 sale of Peripheral Computer Support, Inc. ("PCS"), a decrease in net sales in the Company's North American operations due to the Company's liquidity problems, particularly in relation to spare parts sales and a decrease in sales in the Company's European operations to B.T. The decrease in the nine month period ended September 30, 1997 is partially due to the April 1, 1996 sale of the InCirT Division and the closing of Certech Technology, Inc., the Company's Texas subsidiary. The decreases in the three and nine months ended September 30, 1997 were partially offset by the May 1996 purchase of Cerplex SAS.

GROSS PROFIT

     Gross profit as a percentage of net sales for the three and nine month periods ended September 30, 1997 were 25.8% and 14.6%, respectively, compared to 7.4% and 15.2% during the corresponding periods of the prior year. The gross profit percentage during the three month period ended September 30, 1997 improved primarily as a result of a reversal of a $2.8 million valuation reserve related to trade credits received in conjunction with the Lucent telephone remarketing program. The Company determined that the allowance is not necessary in light of the utilization of the trade credits in settlement of the Lucent litigation, which was substantially completed in September 1997. The gross profit percentage during the nine month period decreased primarily as a result of a $4.2 million write-down of excess and obsolete inventory, property and equipment and other assets in the second quarter of 1997, offset by the reversal of the $2.8 million valuation reserve recorded in the third quarter. In addition, there was a decrease in the gross profit due to the inefficiencies of lower overall sales volumes in the Company's North America depot repair and spare parts businesses for the three and nine month period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses as a percentage of net sales for the three month period ended September 30, 1997 decreased to 11.8% from 23.4% for the comparable period in 1996, and increased to 20.7% from 19.4% during the nine months ending September 30, 1997 as compared with the corresponding period in 1996. The decrease in selling, general and administrative expenses in the three month period ending September 30, 1997 as a percentage of net sales is primarily due to a $1.2 million bad debt reserve recorded in the prior year and a decrease in staffing of corporate finance, sales and marketing, information systems and human resources personnel and lower legal expenses in the quarter ended September 30, 1997.

RESTRUCTURING CHARGES

     In the second quarter of 1997, the Company recorded a restructuring charge of $4.3 million, primarily for severance and termination benefits, lease termination costs and write-down of plant and equipment.

EQUITY IN EARNINGS FROM JOINT VENTURE & OTHER EXPENSES

    Equity in earnings of joint venture relates to the Company's ownership interest in Modcomp. As discussed in the Company's financial statements, Note 4
- Acquisitions, the Company acquired the remaining 51% of Modcomp effective April 1, 1996. As a result, the Company consolidated the results of operations and financial position of this entity effective April 1, 1996. Prior to April 1, 1996, the Company recorded its 49% interest in Modcomp on the equity method of accounting.

    On August 27, 1997, the Company sold Modcomp, for $8.5 million in cash. Of such amount, approximately $6.1 million was used to pay down bank debt and approximately $.6 million was used to pay expenses associated with the transaction. The loss on the sale of Modcomp was $.4 million.

                            THE CERPLEX GROUP, INC.




     On April 11, 1997, the Company sold PCS, a subsidiary of the Company, for $14.5 million in cash and the cancellation of $500,000 of indebtedness. Of such amount, $8.3 million was used to pay down bank debt, $500,000 was placed into escrow, and approximately $750,000 was used to pay expenses associated with the transaction. The gain on the sale of PCS was $6.6 million.

    Effective April 1, 1996, the Company sold its contract manufacturing division in Tustin, California to Pen Interconnect for $3.5 million in cash and approximately $2.0 million in restricted common stock. The gain on the sale of the InCirT Division was $450,000.

INTEREST EXPENSE

    Interest expense for the three and nine month periods ended September 30, 1997 increased $114,000 and $901,000, respectively, as a result of increased amortization of loan fees, the issuance of warrants and a higher weighted average interest rate. Average borrowings outstanding were $56.1 million during the nine month period ended September 30, 1997, compared to $64.9 million during the nine month period ended September 30, 1996. The effective interest rate on bank facilities increased to 11.19% during the nine month period ended September 30, 1997, from 10.24% during the nine month period ended September 30, 1996.

INCOME TAXES

     Income tax expense for the three and nine months ended September 30, 1997 and 1996 is primarily related to income taxes on earnings of the Company's operations in Europe calculated at the effective tax rate of the various countries. The Company has not recorded an income tax benefit related to operating losses in the United States, and, accordingly, a full valuation allowance for deferred tax assets has continued to be maintained due to uncertainties surrounding their realization.

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

     In June 1997 and in August 1997, the Credit Agreement was again amended to reduce the maximum amount available under the term loan and the revolver to $31.4 million and $4.9 million, respectively. The interest rate on revolving loans was changed to the prime lending rate plus 2.00% for all non-revolving loans outstanding on August 6, 1997 and 15% for all revolving loans made thereafter. The interest rate on the term loan was increased to the prime lending rate plus 3.125%. The interest rates under the term loan and revolver were required to increase by 1% per month, effective September 1, 1997, for each month which such obligations were not paid in full, up to a maximum increase of 4%. As a result, at October 31, 1997, the interest rate on each of the loans had increased by an additional 2%. In addition, the mandatory pay down of the term loans and/or the revolving loans with the proceeds of any equity offering has been reduced from 25% to 20%, although the first $1.5 million of any equity offerings must be used to permanently reduce the term loans and/or the revolver. Under the Sixth Amendment, approximately $6.1 million of the net proceeds from the sale of Modcomp were used to pay down the term loan, and $2.0 million of the proceeds were used to pay down the revolver. The Company reborrowed $2.0 million of the Modcomp proceeds that were used to pay down the revolver. The Sixth Amendment also resulted in revised financial covenants and required the issuance of warrants to the Lenders to purchase 1,262,188 shares of Common Stock at $0.59 per share.

                            THE CERPLEX GROUP, INC.


     SUBORDINATED NOTES

     In November 1993, the Company sold $17.3 million in principal amount of its Series A 9.0% (changed to 9.5% in October 1994) Senior Subordinated Notes and $5.7 million in principal amount of its Series B 9.0% Senior Subordinated Notes with 920,000 detachable warrants to purchase common stock. The detachable warrants were issued at the option price of $.01 per share, resulting in an original issue discount of $3.6 million on the Series B 9.0% Senior Subordinated Notes. The Series A Senior Subordinated Notes accrued interest at the rate of 9.5% per annum, payable quarterly, with principal amount thereof payable in three installments in November 1999, 2000 and 2001. The Company is subject to certain financial and other covenants which include restrictions on the incurrence of additional debt, payment of any dividends and certain other cash disbursements as well as the maintenance of certain financial ratios.

     During part of 1996, the Company was in default of various covenants under the Note Purchase Agreement, which resulted in a series of waivers and amendments. In April 1996, the Company entered into an amendment to the Note Purchase Agreements which revised the covenants for maximum leverage, net worth and fixed charges. In consideration for the amendment to the Note Purchase Agreements, the Company was required to provide the senior subordinated note holders 1,000,000 warrants to purchase common stock at $6.00 per share. The warrants issued pursuant to the amended Note Purchase Agreements, and the amended Credit Agreement discussed above, were recorded at fair market value with such amount amortized as a charge against income over the period of the warrants. In November 1996, the Company entered into another amendment to the Note Purchase Agreements which revised certain financial covenants. As compensation for the amendment, the company repriced the warrants issued in April 1996 from $6.00 per share to $2.50 per share.

     In 1997, the Company was again in default under the Note Purchase Agreement. In April 1997, the Note Purchase Agreement was again amended revising certain covenants. Interest is now payable semi-annually instead of quarterly. In consideration for the amendment, the Company repriced the warrants issued in April 1996 to the April 4, 1997 market price of $0.60 per share.

     On June 30, 1997, the Company received waivers with respect to various provisions of the Amended and Restated Note Purchase Agreement. On August 20, 1997, the Company completed negotiations with the subordinated note holders to further amend the Amended and Restated Note Purchase Agreement resulting in the First Amendment Agreement to the Amended and Restated Note Purchase Agreement. The First Amendment Agreement increased the interest rate to 15%. The interest payment of $819,375 that was due on August 19, 1997 was added to the principal balance, which increased the principal outstanding under the Amended and Restated Note Purchase Agreement to $18,069,375. The Company was also required to issue warrants for 500,096 of shares of Common Stock at $0.59 per share. Beginning in March 1998, interest is payable monthly, however, the Company may elect to add the portion of interest representing the difference between 9.5% and 15% to the outstanding principal balance. In addition, the covenants under the Amended and Restated Note Purchase Agreement as currently cast will be significantly more restrictive as of June 1998. Therefore, the Company believes that it will be in default again under such agreement at that time unless it is able to successfully renegotiate the covenants. If the Company repays the balance outstanding under the Amended and Restated Note Purchase Agreement on or before August 19, 1998, the portion of interest expense representing the difference between 9.5% and 15% will be forgiven and the warrants for 500,096 shares will be canceled.

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

     In April 1996, the Company received a distribution from its earnings of Modcomp of $3.0 million, which was used to acquire the remaining 51% of this partnership.

     In May 1996, the Company acquired Rank Xerox Limited's subsidiary, Cerplex SAS, for $6.1 million, including estimated taxes, registration fees, legal, accounting, and other out-of-pocket expenses of $1.2 million.

                            THE CERPLEX GROUP, INC.


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

     In June 1996, the Company issued 8,000 shares of Series B Stock at $1,000 per share in a private placement. As of October 1, 1997, all 8,000 shares of the Series B Preferred Stock had been converted in 22,887,823 shares of Common Stock.

     On April 11, 1997, the Company sold Peripheral Computer Support, Inc. ("PCS"), a subsidiary of the Company, for $14.5 million in cash and the cancellation of $ .5 million of indebtedness. Of such amount, $8.3 million was used to pay down bank debt, $ .5 million was placed into escrow, and approximately $ .8 million was used to pay expenses associated with the transaction.

         On August 27, 1997, the Company sold Modcomp for $8.5 million in cash. Of such amount, approximately $6.1 million was used to pay down bank debt and approximately $ .6 million was used to pay expenses associated with the transaction. The loss on the sale of Modcomp was $.4 million.

     The Company or its subsidiaries are required to pay BT 1.8 million pounds in 1999 or earlier if certain sales volumes are reached in connection with the purchase of BT's plant in Enfield, England.

     The Company acquired inventory consisting of used telephones from Lucent Technologies, Inc. ("Lucent"). At December 31, 1996, the Company had $5.9 million of inventory, production cost commitments and assets related to the telephones acquired from Lucent. In June 1996, the Company executed a promissory note bearing interest at 9.75% in the amount of $4.6 million payable on September 15, 1996 in favor of Lucent, reflecting a portion of the amount invoiced to the Company by Lucent (the "Lucent Note"). Lucent invoiced the Company for an additional $0.6 million. Due to the quality of the inventory and the lack of availability of spare parts to effect repairs, the Company believed it had claims against Lucent. On October 7, 1996, the Company filed a lawsuit against Lucent in the Orange County Superior Court seeking to have the Lucent Note declared invalid. On November 6, 1996, Lucent filed a cross-complaint seeking payment of the Lucent Note, alleging damages for breach of contract and seeking a constructive trust on any proceeds from the sale of the telephones. In October 1997, the Company executed a settlement agreement, which had been substantially completed in September 1997. The agreement provided for the payment to Lucent of $150,000 in cash and Lucent also received the trade credits that Cerplex had received when it sold the telephones to a third party. The Company also agreed to pay Lucent an additional $350,000 in six months or from any future sales of phones or proceeds from any insurance claims related to the phone remarketing program.

     The Company's primary sources for liquidity are cash flow from operations and its ability to reduce working capital requirements. The Company believes it will need additional cash in the near future to maintain its existing operations. The Company has no ability to borrow additional funds under the Credit Agreement and its ability to remain in compliance with the Credit Agreement and the Note Purchase Agreements remains subject to its ability to improve its operational results. The Company has engaged a financial advisor to assist it in pursuing financing alternatives; however, the Credit Agreement and Note Purchase Agreements prohibit the incurrence of additional indebtedness without the Lenders' and senior subordinated note holders' consent. No assurance can be made that additional financing will be available on acceptable terms to the Company, if at all, or that the Lenders and senior subordinated note holders will consent to any such financing. In the event that additional financing is not available, it is likely to have a material adverse effect on the Company's business and future prospects.

                            THE CERPLEX GROUP, INC.




PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
--------------------------

     Refer to the disclosure set forth in Part I, Item 3 (Legal Proceedings) of the Company's Annual Report on Form 10-K/A for the 1996 fiscal year.

     On October 10, 1997, the Company executed a settlement agreement with Lucent Technologies, Inc. ("Lucent") pursuant to which the Company paid Lucent $150,000 and assigned all of the trade credits previously received by Cerplex in exchange for the phones. The Company also agreed to pay Lucent an additional $350,000 in six months or from any future sales of phones or proceeds from any insurance claims relating to the phone remarketing program, whichever comes first. In connection with this settlement, the Company agreed to a stipulation for entry of judgment in the amount of $350,000. Lucent has agreed not to enforce the stipulated judgment and to dismiss the action if the Company pays Lucent the additional $350,000 within six months.

ITEM 2.  CHANGES IN SECURITIES
------------------------------

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

     During portions of 1997, the Company was in breach of various provisions of the Credit Agreement and its Note Purchase Agreements. The Company has renegotiated and amended such agreements to cure such breaches. See "Liquidity and Capital Resources" herein for a more detailed discussion.

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

(A)   RISK FACTORS

     LOSSES AND ACCUMULATED DEFICIT. For the three month period ended September 30, 1997, the Company reported net income of $1.1 million and operating profit of $3.7 million. The Company's income was attributable to the reversal of a $2.8 million valuation reserve related to trade credits received in connection with the Lucent remarketing program. However, for the nine month period ended September 30, 1997, the Company reported a net loss of $13.3 million, including an operating loss of $11.2 million. As of September 30, 1997, the Company had an accumulated deficit of $87.7 million. There can be no assurance that the Company will operate profitably in the future. Continued losses could materially and adversely affect the Company's business and the value of, and the market for, the Company's equity securities.

     DEPENDENCE ON KEY CUSTOMERS. During 1996, Rank Xerox, IBM, BT and Digital Equipment Corporation accounted for approximately 17%, 12%, 11%, and 4% of revenues, respectively. In the nine month period ended September 30, 1997, these customers accounted for approximately 31%, 6%, 12%, and 11% of revenues, respectively. During 1995 and 1996, IBM significantly decreased orders for certain programs which materially and adversely affected the Company and its results of operations. A significant portion of the Company's net sales attributable to IBM in 1995 were from discontinued operations, and, as such, the Company expects net sales attributable to IBM to continue to account for a decreasing percentage of the Company's net sales. During the first nine months of 1997, sales to IBM decreased 68% from the first nine months of 1996. Sales to BT significantly decreased during 1996 to approximately $21.4 million, representing

                            THE CERPLEX GROUP, INC.


a 36% decrease from 1995. During the first nine months of 1997, sales to BT decreased 22% from the first nine months of 1996. There can be no assurance that major customers of the Company will not terminate any or all of their arrangements with the Company; significantly change, reduce or delay the amount of services ordered from the Company; or significantly change the terms upon which the Company and these customers do business. Any such termination, change, reduction or delay could have a material adverse effect on the Company's business.

     FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING. During portions of 1996 and 1997, the Company was in default under its Credit Agreement and Note Purchase Agreements. The Company has renegotiated amendments to its Credit Agreement and to its Note Purchase Agreements. The terms of the Credit Agreement, as amended, provide for a limited borrowing base which will be further reduced through and will expire in May 1998. The Company is required to use a portion of cash generated from operations and from sales of assets to further reduce its borrowing base under the Credit Agreement. The interest rate payable by the Company has increased significantly and is subject to significant further increases because the Company has not repayed amounts owed under the Credit Agreement in full by September 30, 1997. The terms of the Note Purchase Agreements have been amended to provide for an increase in the applicable interest rate from 9.5% to 15%. The Company is required to maintain or fulfill certain covenants and obligations in order to maintain its Credit Agreement and to be in compliance under its Note Purchase Agreements. General market conditions and the Company's future performance, including its ability to generate profits and positive cash flow, will impact the Company's financial resources and ability to fulfill such obligations and covenants or to otherwise maintain its Credit Agreement or Note Purchase Agreements. No assurance can be given that the Company will be able to fulfill such obligations and covenants or to otherwise maintain its Credit Agreement or Note Purchase Agreements. In addition, the covenants under the Note Purchase Agreements as currently cast will be significantly more restrictive as of June 1998. Therefore, the Company believes that it will be in default again under such agreements at that time unless it is able to successfully renegotiate the covenants.

     The Company's ability to maintain its current revenue base and to grow its business is dependent on the availability of adequate capital. Without sufficient capital, the Company's growth may be limited and its existing operations may be adversely affected. The Company's financial condition and limited capital have adversely impacted the Company's relationship with certain customers and vendors and may adversely impact its relationship with customers and vendors in the future. The Company believes it will need additional cash in the near future to maintain its existing operations but has no ability to borrow additional funds under the Credit Agreement. The Company has engaged a financial advisor to assist it in pursuing financing alternatives; however, the Credit Agreement and Note Purchase Agreements prohibit the incurrence of additional indebtedness without the Lenders' and senior subordinated note holders' consent. No assurance can be made that financing will be available on acceptable terms, if at all, or that the Lenders and senior subordinated note holders will consent to any such financing. In the event that additional financing is not available in the near future, it is likely to have a material adverse effect on the Company's business and future prospects. If additional funds are raised through the issuance of equity securities, the percentage ownership of the then current stockholders of the Company will be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock.

                            THE CERPLEX GROUP, INC.


     RISK OF EXCESS AND UNUSABLE INVENTORY; DECREASED VALUE OF ASSETS. At September 30, 1997, inventory constituted approximately 7.7% of the Company's assets. Any decrease in the demand for the Company's repair services could result in an additional portion of the Company's inventory becoming excess, obsolete or otherwise unusable. During the last few years, the Company wrote-down a significant amount of inventory and a significant amount of other assets, including receivables, securities and goodwill. Changes in the Company's business, as well as the business of third parties, could adversely affect the value of assets remaining, possibly resulting in additional write-offs. The existence, amounts and timing of any such additional write-offs will be dependent upon various factors including, without limitation, the volume and profitability of future operations, market conditions as well as the operations of the above-mentioned third parties.

     DEPENDENCE ON CUSTOMERS IN THE ELECTRONICS INDUSTRY. The Company is dependent upon the continued growth, viability and financial stability of its customers and potential customers in the electronics industry, particularly the computer industry. The computer industry has been characterized by rapid technological change, compressed product life cycles and pricing and margin pressures. The factors affecting segments of the electronics industry in general, and the Company's OEM customers in particular, could have an adverse effect on the Company's business. During 1995 and 1996, several of the Company's customers experienced severe financial difficulty resulting in significant losses to the Company as a result of write-downs of receivables and other assets. There can be no assurance that existing customers or future customers will not experience financial difficulty, which could have a material adverse effect on the Company's business.

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

     EXPANSION OF INTERNATIONAL SALES. During the nine months ended September 30, 1997, approximately 61% of the Company's sales were international. During 1996, approximately 41% of the Company's sales were international. There can be no assurance that the Company will be able to successfully market, sell and

                            THE CERPLEX GROUP, INC.


deliver its products and services in these markets. In addition to the uncertainty as to the Company's ability to maintain or expand its international presence, there are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates and potentially adverse tax consequences, which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's international operations and, consequently, on the Company's business, operating results and financial condition.

     DEPENDENCE ON ACQUISITION STRATEGY. Certain of the Company's repair programs result in decreasing net sales as the installed base of the particular products under such programs decreases over time. An important component of the Company's strategy to maintain its revenue and to grow its business has been the acquisition of repair programs and complementary businesses. Competition for these types of transactions is likely to intensify. The Company's ability to effect any transactions requiring capital will be limited by the Company's lack of working capital and by the terms of the Company's Credit Agreement and Note Purchase Agreements. The Company is no longer permitted under the terms of its Credit Agreement to engage in acquisitions. There can be no assurance that the Company will be able to acquire additional repair programs or complementary businesses in the future or, if acquired, that such operations will prove to be profitable.

     DISCONTINUED OPERATIONS; CHANGE IN STRATEGY. In September 1995, Cerplex adopted a plan to discontinue its end-of-life programs, a line of business which historically generated a significant percentage of the Company's total sales, but which experienced declining sales. Net sales from end-of-life programs declined from approximately $33 million in 1994 to $20 million in 1995 and further declined to $9.2 million in 1996. Sales from end-of-life program during 1997 were not material. In connection with discontinuing its end-of-life business, the Company changed certain elements of its business strategy and underwent changes in management and operations. The Company developed a direct sales force and terminated the majority of its outside sales representatives, reduced its emphasis on inventory acquisitions and focused on targeted customers in specific industries. There can be no assurance that such changes will positively impact the Company's business and results of operations in the short or long term.

     RISK ASSOCIATED WITH THE ABILITY OF EXISTING STOCKHOLDERS TO CONTROL THE COMPANY. As of October 31, 1997, the officers, directors, principal stockholders and their affiliates owned greater than a majority of the outstanding common stock. Although there are currently no voting agreements or similar arrangements among such stockholders, if they were to act in concert, they would be able to elect a majority of the Company's directors, determine the outcome of most corporate actions requiring stockholder approval and otherwise control the business affairs of the Company. The Board of Directors of the Company has the authority under the Company's Restated Certificate of Incorporation to issue shares of the Company's authorized preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon any unissued shares of preferred stock. The issuance of preferred stock may adversely affect the voting and dividend rights, rights upon liquidation and other rights of the holders of common stock. The issuance of preferred stock and the control by existing stockholders, if they were to act in concert, may have the effect of delaying, deferring or preventing a change in control of the Company. In April 1997, William A. Klein acquired 3,663,898 shares of Common Stock upon the conversion of Series B Preferred Stock, Richard C. Davis acquired 166,667 shares of Common Stock upon the conversion of Series B Preferred Stock and the Sprout Growth, II L.P. acquired 7,563,333 shares of Common Stock upon the conversion of Series B Preferred Stock. In addition, DLJ Capital Corporation converted 231 shares of Preferred Stock into 770,000 shares of Common Stock.

     DEPENDENCE ON KEY PERSONNEL. The Company's future success depends, to a large extent, upon the efforts and abilities of key employees. Competition for qualified personnel in the industry is intense. The loss of services of certain of these key employees could have a material adverse effect on the Company's business. During the last two years, the Company has lost the services of several of its key executive officers and members of

                            THE CERPLEX GROUP, INC.



management. The Company has filled several positions, including hiring a new Chief Executive Officer, Stephen J. Hopkins.

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


Item 16.  Exhibits.

a)  Exhibits

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


    EXHIBIT
     NUMBER                                TITLE                                         METHOD OF FILING
     ------                                -----                                         ----------------
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

2.17             Asset Purchase Agreement dated August 6, 1997 by           Incorporated herein by reference to
                 and among the Company, Cerplex Subsidiary, Inc.,           Exhibit 2.17 to the Company's
                 Modcomp Joint Venture, Inc., Modcomp/Cerplex               Quarterly Report on Form 10-Q for
                 L.P. and CSP Inc.                                          the quarter ended June 30, 1997.

    EXHIBIT
     NUMBER                                TITLE                                         METHOD OF FILING
     ------                                -----                                         ----------------

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

3.3              Certificate of Amendment of the Restated Certificate       Incorporated herein by reference to
                 of Incorporation of the Registrant (filed June 16,         Exhibit 3.3 to the Company's
                 1997).                                                     Quarterly Report on Form 10-Q for
                                                                            the quarter ended June 30, 1997.

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



    EXHIBIT
     NUMBER                                TITLE                                         METHOD OF FILING
     ------                                -----                                         ----------------
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
                 Smaller Companies Investment Trust PLC.

    EXHIBIT
     NUMBER                                TITLE                                         METHOD OF FILING
     ------                                -----                                         ----------------

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

    EXHIBIT
     NUMBER                                TITLE                                         METHOD OF FILING
     ------                                -----                                         ----------------
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

4.27             Fifth Amendment to Registration Rights Agreement           Incorporated herein by reference to
                 dated as of April 9, 1997 by and among the                 Exhibit 4.27 to the Company's
                 Company, the investors listed on Schedule A thereto,       Quarterly Report on Form 10-Q for
                 the security holders of the Company listed on              the quarter ended June 30, 1997.
                 Schedule B thereto, the banks listed on Schedule C thereto, and the parties listed on Schedule D thereto.

4.28             Waiver Agreement dated as of June 30, 1997 among           Incorporated herein by reference to
                 the Company and the Noteholders.                           Exhibit 4.28 to the Company's

                                                                            Quarterly Report on Form 10-Q
                                                                            for the quarter ended June 30,
                                                                            1997.

4.29             Side letter dated July 10, 1997 by and among the           Incorporated herein by reference to
                 Company and the Noteholders.                               Exhibit 4.29 to the Company's
                                                                            Quarterly Report on Form
                                                                            10-Q for the quarter
                                                                            ended June 30, 1997.


    EXHIBIT
     NUMBER                                TITLE                                         METHOD OF FILING
     ------                                -----                                         ----------------
4.30             Side letter dated August 6, 1997 by and among the          Incorporated herein by reference to
                 Company and the Noteholders.                               Exhibit 4.30 to the Company's

                                                                            Quarterly Report on Form 10-Q for
                                                                            the quarter ended June 30, 1997.

4.31             Sixth Amendment to Registration Rights Agreement           Incorporated herein by reference to
                 dated as of August 20, 1997 by and among the               Exhibit 4.31 to the Company's
                 Company, the investors listed on Schedule A thereto,       Current Report on Form 8-K dated
                 the security holders of the Company listed on              August 27, 1997.
                 Schedule B thereto, the banks listed on Schedule C thereto, and the parties listed on Schedule D thereto.

4.32             First Amendment Agreement dated as of August 20,           Incorporated herein by reference to
                 1997, by and among the Company, The                        Exhibit 4.32 to the Company's
                 Northwestern Mutual Life Insurance Company, John           Current Report on Form 8-K dated
                 Hancock Mutual Life Insurance Company and North            August 27, 1997.
                 Atlantic Smaller Companies Investment Trust PLC.

4.33             Warrant Agreement dated as of August 20, 1997 by           Incorporated herein by reference to
                 and between the Company, The Northwestern Mutual           Exhibit 4.33 to the Company's
                 Life Insurance Company, John Hancock Mutual Life           Current Report on Form 8-K dated
                 Insurance Company and North Atlantic Smaller               August 27, 1997.
                 Companies Investment Trust PLC.

4.34             Third Amendment to Warrant Agreement dated as of           Incorporated herein by reference to
                 August 20, 1997, by and among the Company and              Exhibit 4.34 to the Company's
                 the Noteholders with respect to that certain Warrant       Current Report on Form 8-K dated
                 Agreement dated as of April 15, 1996 by and among          August 27, 1997.
                 the Company and the Noteholders.

4.35             Third Amendment to Warrant Agreement dated as of           Incorporated herein by reference to
                 August 20, 1997, by and among the Company and              Exhibit 4.35 to the Company's
                 the Noteholders with respect to that certain Warrant       Current Report on Form 8-K dated
                 Agreement dated as of November 19, 1993 by and             August 27, 1997.
                 among the Company and the Noteholders.

4.36             Warrant Agreement dated as of August 20, 1997 by           Incorporated herein by reference to
                 and between the Company and Citibank, N.A.                 Exhibit 4.36 to the Company's Current
                                                                            Report on Form 8-K dated August 27,
                                                                            1997.

4.37             Second Amendment to Observation Rights                     Incorporated herein by reference to
                 Agreement dated August 20, 1997 by and among the           Exhibit 4.37 to the Company's
                 Company, the Northwestern Mutual Life Insurance            Current Report on Form 8-K dated
                 Company and John Hancock Mutual Life Insurance             August 27, 1997.
                 Company.

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

    EXHIBIT
     NUMBER                                TITLE                                         METHOD OF FILING
     ------                                -----                                         ----------------

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


    EXHIBIT
     NUMBER                                TITLE                                         METHOD OF FILING
     ------                                -----                                         ----------------
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

    EXHIBIT
     NUMBER                                TITLE                                         METHOD OF FILING
     ------                                -----                                         ----------------

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




    EXHIBIT
     NUMBER                                TITLE                                         METHOD OF FILING
     ------                                -----                                         ----------------

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

10.27            The Cerplex Group, Inc. Automatic Stock Option             Incorporated herein by reference to
                 Agreement.                                                 Exhibit 10.27 to the Company's
                                                                            Quarterly Report on Form 10-Q for
                                                                            the quarter October 1, 1995.

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

    EXHIBIT
     NUMBER                                TITLE                                         METHOD OF FILING
     ------                                -----                                         ----------------

10.30            Limited Waiver dated as of October 31, 1996 by and         Incorporated herein by reference to
                 among the Company, Lenders and Administrative              Exhibit 10.29 to the Company's
                 Agent, and for certain limited purposes, the               Quarterly Report on Form 10-Q for
                 Subsidiaries, Modcomp/Cerplex L.P., Modcomp                the quarter ended September 29,
                 Joint Venture, Inc., Modular Computer Services,            1996.
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




    EXHIBIT
     NUMBER                                TITLE                                         METHOD OF FILING
     ------                                -----                                         ----------------

10.34            Fourth Amendment to Credit Agreement and Limited           Incorporated herein by reference to
                 Waiver dated as of May 30, 1997 and entered into           the Company's Registration Statement
                 by and among the Company, the financial institutions       on Form S-2 (Registration No. 333-
                 listed on the signature pages thereof ("Lenders") and      28425) filed with the Securities and
                 Wells Fargo Bank, National Association, as                 Exchange Commission on June 3,
                 administrative agent for the Lenders, and for certain      1997.
                 limited purposes, Certech Technology, Inc., Cerplex
                 Mass., Inc., Cerplex Limited, Apex Computer
                 Company, Cerplex Subsidiary, Inc.,
                 Modcomp/Cerplex L.P., Modcomp Joint Venture,
                 Inc., Modular Computer Services, Inc., Modular
                 Computer Systems GmbH and Modcomp France
                 S.A.

10.35            Fifth Amendment to Credit Agreement and Limited            Incorporated herein by reference to
                 Waiver dated June 30, 1997 by and among the                Exhibit 10.35 to the Company's
                 Company, the financial institutions listed on the          Quarterly Report on Form 10-Q for
                 signature pages thereof ("Lenders") and Wells Fargo        the quarter ended June 30, 1997.
                 Bank, National Association, as administrative agent
                 for the Lenders and, for certain limited purposes,
                 certain subsidiaries of the Company.

10.36            Sixth Amendment to Credit Agreement and Consent            Incorporated herein by reference to
                 dated August 6, 1997 by and among the Company,             Exhibit 10.36 to the Company's
                 the financial institutions listed on the signature pages   Quarterly Report on Form 10-Q for
                 thereof ("Lenders") and Wells Fargo Bank, National         the quarter ended June 30, 1997.
                 Association as administrative agent for the Lenders as
                 administrative agent for the Lenders and, for certain limited purposes, certain subsidiaries of the Company.

10.37            Letter from Nightingale & Associates, LLC to the           Filed herein.
                 Company dated June 30, 1997, together with Letter
                 from Nightingale & Associates, LLC to the Company
                 dated August 18, 1997, amending terms of the June
                 30, 1997 letter.

27.1             EDGAR Financial Data Schedule

b)      Reports on Form 8-K for the quarter ended September 30, 1997

        On September 11, 1997 the Company filed a current Report on Form 8-K regarding the sale of the assets of its Modcomp subsidiary and the completion of amendments to its senior credit agreement and its note purchase agreement.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 12, 1997
                                       THE CERPLEX GROUP, INC.

                                       /s/ ROBERT W. HUGHES
                                       -------------------------------------
                                       Robert W. Hughes
                                       Senior Vice President
                                       and Chief Financial Officer
                                       (Principal Accounting Officer)