Form 10-K
period 1997-12-27
CERPLEX GROUP INC
filed 1998-03-03
CIK 915870

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 27, 1997

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM                 TO
                                          -------------      --------------


                         COMMISSION FILE NUMBER 0-23602

                            ------------------------

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant on February 25, 1998 based on the closing price of the Common Stock on the Over-The-Counter Bulletin Board was approximately $12,000,807.

     Indicated below is the number of shares outstanding of each class of the registrant's Common Stock as of February 25, 1998.

     Title of Each Class of Common Stock                   Number of Outstanding
        Common Stock, $.001 par value                            36,366,084

================================================================================

                            THE CERPLEX GROUP, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 27, 1997

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1.    Business....................................................    3
Item 2.    Properties..................................................   11
Item 3.    Legal Proceedings...........................................   11
Item 4.    Submission of Matters to a Vote of Security Holders.........   11

                                   PART II
Item 5.    Market for Registrant's Common Stock and Related Stockholder
           Matters.....................................................   12
Item 6.    Selected Consolidated Financial Data........................   13
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   14
Item 8.    Financial Statements and Supplementary Data.................   22
Item 9.    Changes In and Disagreements with Accountants on Accounting
           and Financial Disclosures...................................   22

                                  PART III
Item 10.   Directors and Executive Officers of the Registrant..........   23
Item 11.   Executive Compensation......................................   25
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................   32
Item 13.   Certain Relationships and Related Transactions..............   33

                                   PART IV
Item 14.   Exhibits, Financial Statement Schedule and reports on Form
           8-K.........................................................   34

                                     PART I

ITEM 1. BUSINESS

GENERAL

     The Cerplex Group, Inc., a Delaware corporation ("Cerplex" or the "Company") provides repair services, spare parts sourcing and service management for manufacturers of computer, communications and electronic office equipment. In the computer marketplace, Cerplex primarily services display terminals, printed circuit boards, laptops, internetworking equipment and workstations. In the telecommunication marketplace, Cerplex primarily services switching systems, payphones, video conferencing products, multiplexers, mobile communications, transmission equipment, hubs and modems. In the office automation marketplace, Cerplex services printers, scanners, fax machines, and high value products such as copiers, automatic transfer machines (ATMs) and other paper-handling equipment. Based in Tustin, California, Cerplex has locations across the United States, in France, and in the United Kingdom.

     Cerplex was founded in 1990 to service high technology companies in the electronics repair industry. From 1990 to 1993, Cerplex's growth was based primarily on repair depot acquisitions and on IBM end-of-life acquisitions. From 1994 through 1996, several events materially adversely impacted Cerplex's business. IBM significantly decreased its orders from Cerplex and SpectraVision, another large customer of Cerplex, filed for protection under Chapter 11 of the United States Bankruptcy Code. These and other events caused Cerplex to change its business and operational strategy. In September 1995, Cerplex discontinued its end-of-life programs, developed a direct sales force, terminated the majority of its outside sales representatives, reduced its emphasis on inventory acquisitions and focused on targeted customers in specific industries. Beginning in 1996, Cerplex implemented a cost reduction program which reduced its inventory exposure and reduced overhead and other expenses. In 1996 and 1997, Cerplex sold several of its business units, including Modcomp (a value-added reseller with process control software technology), PCS (a disk drive repair business) and InCirT (a contract printed circuit board manufacturing business).

SERVICES PROVIDED

     Cerplex has extensive capabilities in servicing products throughout the process of life cycle management for Cerplex's targeted industries. All of Cerplex's services are focused on reducing its customers' costs while maintaining high quality services for enhanced end-user satisfaction. Based on an infrastructure of transportation hubs and dedicated facilities, Cerplex can provide one-stop shopping with fast turn around times at affordable rates. Cerplex's primary services include:

     Depot Repair Services. Through an infrastructure of transportation hubs and specialized depot repair facilities, Cerplex provides manufacturers and service providers a complete process for product repair, remanufacturing, conversion and upgrades. Large manufacturers and multivendor service organizations historically have maintained in-house repair centers dedicated to servicing specific proprietary products or product lines. Frequently, these repair centers are cost centers with dedicated resources. Cerplex provides an outsourced solution for some or all of an OEM's repair requirements.

     Spare Parts Business. Cerplex provides repaired, new and reclaimed parts to OEM and TPMs as a complement to its depot repair services. Cerplex makes available for the marketplace components, sub-systems and full systems for sale, lease or for use as spares in repair programs. Cerplex provides full outsourcing solutions in this area giving customers the benefit of reduced overhead, and the ability to reallocate internal resources toward their core capabilities. Cerplex has three main spare parts programs:

          Parts Sales. Parts Sales provides multivendor parts sourcing on industry commodity items. Upon receiving an order from a customer, Cerplex will access parts and provide for delivery through a nation-wide network of parts brokers.

          Guaranteed Availability. Guaranteed Availability provides OEMs and TPMs with restock of field replacement units. Using new and refurbished products, Cerplex can source and deliver parts within 24 to 48 hours on high-valued products which are either in-warranty or out-of-warranty.

          Advanced Exchange. Advanced Exchange offers OEMs and TPMs fixed rate or lease programs on swaps for new and refurbished parts. Cerplex provides same or next day shipping on these products, which are exchanged with field replaceable units that are processed in Cerplex's depot repair programs for repair, remanufacturing, conversion or upgrade.

     Value Added Logistics Services. Logistics involves the management and coordination of a variety of activities to ensure the customer has the necessary parts and products at the right place at the right time. Logistics management is critical in ensuring the availability of spare parts and repaired products to meet the OEM's customer demands. This is especially true in the global marketplace as the inability of an OEM to provide an international customer with timely repair services in that market can adversely affect an OEM's sales efforts. Cerplex integrates parts, repair, transportation and product management to provide its customers with a comprehensive logistics solution.

     Other Services. Cerplex offers a variety of ancillary services to support and complement its key service offerings. These ancillary services include product-related help desk services, product return processing, and remanufacturing and remarketing. Cerplex's help desk services include hardware and software support and order processing. Cerplex's remanufacturing and remarketing services offer an OEM turnkey solution for the repair, refurbishment and remarketing of products returned to an OEM.

EUROPEAN OPERATIONS

     Cerplex serves the European market through Cerplex Ltd., a United Kingdom subsidiary, and through Cerplex SAS, a French subsidiary. Through Cerplex Ltd. and Cerplex SAS, Cerplex offers its European customers an array of repair services similar to those that it offers in the U.S. Cerplex's European operations also offer calibration services supporting the telecommunications and service industries in the United Kingdom and in Western Europe. Remanufacturing and contract assembly is provided by Cerplex SAS.

CUSTOMERS, SALES AND MARKETING

     Cerplex markets primarily to large manufacturers and service providers in the computer and peripheral, office automation and telecommunications industries. Cerplex's direct sales teams are geographically located in the United States, United Kingdom and France. Cerplex's major customers include Xerox Ltd., BT (British Telecommunications plc), Gateway 2000, Cisco Systems, Inc., Digital Equipment Corporation, Hewlett-Packard Company, IBM, Siemens Nixdorf and Unisys.

COMPETITION

     Cerplex competes with the in-house repair centers of OEMs and TPMs for repair services. In certain instances, these entities compete directly with Cerplex for the services of unrelated OEMs and TPMs. In addition to competing with OEMs and TPMs, Cerplex also competes for depot repair business with a small number of independent organizations similar in size to Cerplex and a large number of smaller companies. Many of the companies with which Cerplex competes have significantly greater financial resources than Cerplex.

REGULATION

     Cerplex is subject to laws and regulations which relate to business corporations in general, including antitrust laws, occupational health and safety laws and environmental laws. None of these laws and regulations has had, and Cerplex does not believe that these laws will have, a material adverse effect on Cerplex's business or competitive position or required, or will require, material capital expenditures on the part of Cerplex.

EMPLOYEES

     As of February 6, 1998, Cerplex had a work force of approximately 1,350 employees. The approximately 930 employees of Cerplex Ltd. and Cerplex SAS, Cerplex's wholly-owned subsidiaries in Europe, are currently covered by collective bargaining agreements. Almost all recruitment activity is focused locally in the surrounding communities, representing all skill levels and positions ranging from entry-level trainee to skilled professional and senior-level management.

MERGER WITH AURORA

     On January 30, 1998, Cerplex, Aurora Electronics, Inc., a Delaware corporation ("Aurora") and Holly Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Aurora ("Sub"), entered into a merger agreement (the "Merger Agreement") in which the parties set forth the terms and conditions of the merger of Sub with and into Cerplex, whereby Cerplex would become a wholly-owned subsidiary of Aurora (the "Merger"). Consummation of the Merger is subject to the satisfaction or waiver of certain conditions, including, without limitation, that the holders of the requisite number of shares of Cerplex Common Stock approve and adopt the Merger Agreement and the Merger and that Aurora obtain a new loan in a minimum principal amount of $17 million (the "New Senior Loan"). The holders of more than the requisite number of Cerplex securities have either agreed to vote or granted proxies to vote in favor of these actions.

     At the effective time of the Merger (the "Effective Time"), by virtue of the Merger and without any action on the part of Cerplex stockholders, (i) each share of Cerplex Common Stock issued and outstanding immediately prior to the Effective Time (other than shares to be canceled in accordance with (ii) below and shares of Cerplex Common Stock for which appraisal rights have been perfected in accordance with Section 262 of the Delaware General Corporation
Law) shall be converted into the right to receive 1.076368 shares of Common Stock, subject to adjustment as described below (the "Exchange Ratio"), payable upon the surrender of the certificates formerly representing such shares of Cerplex Common Stock; (ii) all shares of Cerplex Common Stock shall be canceled and retired and cease to exist, and no securities of Aurora or other consideration shall be delivered in exchange therefor, and (iii) each share of common stock of Sub issued and outstanding immediately prior to the Effective Time shall be converted into and become one fully paid nonassessable share of Common Stock, par value $.01 per share, of the entity surviving the merger of Sub with and into Cerplex.

     The parties intend for the Exchange Ratio to result in a capital structure for Aurora in which the holders of all equity securities on a fully-diluted basis of Cerplex issued and outstanding at the Effective Time shall receive in the Merger equity securities of Aurora constituting 25% of the Aurora Common Stock on a fully-diluted basis after giving effect to the Merger and the consummation of all transactions to be consummated concurrently with the Merger, not including, for purposes of such calculation, (i) 50% of the shares of Aurora Common Stock subject to then outstanding Aurora stock options and (ii) 50% of the then outstanding (a) warrants to purchase Aurora Common Stock and (b) debt securities convertible into Aurora Common Stock, each with an exercise price or conversion price greater than $2.50. Accordingly, the parties agree to make such adjustments to the Exchange Ratio as may be appropriate to give effect to the intent of the parties set forth herein; provided that such adjustments may be made no later than five business days prior to the Effective Time. If the Merger does not close by April 30, 1998, the warrants held by Citibank, N.A., Cerplex's senior lender ("Citibank"), to purchase an aggregate of 2,137,188 shares of Cerplex Common Stock (the "Bank Warrants") will remain outstanding, resulting in a change in the Exchange Ratio from 1.076368 to 1.019861. No other material adjustments to the Exchange Ratio, including those resulting from changes in the market value of Aurora Common Stock or Cerplex Common Stock prior to the Effective Time, will be made.

RISK FACTORS

     This report may contain forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed below.

     Losses and Accumulated Deficit. For the three month period ended December 27, 1997, Cerplex reported a net loss of $3.2 million and operating income of $0.1 million. For the year ended December 27, 1997, Cerplex reported a net loss of $16.5 million, including an operating loss of $11.0 million. As of December 27, 1997, Cerplex had an accumulated deficit of $90.9 million. There can be no assurance that

Cerplex will operate profitably in the future. Continued losses could materially and adversely affect Cerplex's business and the value of, and the market for, Cerplex's equity securities.

     Future Capital Needs; Uncertainty of Additional Financing. During portions of 1996 and 1997, Cerplex was in default under that certain Credit Agreement dated October 12, 1994, as amended, with Cerplex's senior lender (the "Credit Agreement") and those certain Note Purchase Agreements dated November 19, 1993, as amended, with Cerplex's subordinated note holders (the "Note Purchase Agreements"). Cerplex has renegotiated amendments to its Credit Agreement and to its Note Purchase Agreements. The terms of the Credit Agreement, as amended, provide for a limited borrowing base. Cerplex is required to use a portion of cash generated from operations and from sales of assets to further reduce its borrowing base under the Credit Agreement. The interest rate payable by Cerplex has increased significantly. The terms of the Note Purchase Agreements have been amended to provide for an increase in the applicable interest rate from 9.5% to 15%. Cerplex is required to maintain or fulfill certain covenants and obligations in order to maintain its Credit Agreement and to be in compliance under its Note Purchase Agreements. The loans under the Credit Agreement are due and payable on May 1, 1998 and, without additional funding, the Company does not have the resources to make such payments. In addition, the covenants under the Note Purchase Agreements as currently cast will be significantly more restrictive as of June 1998. Therefore, Cerplex believes that it will be in default again under such agreements unless it is able to successfully renegotiate such agreements. These matters raise substantial doubt about the Company's ability to continue as a going concern. See Note 20 to the Consolidated Financial Statements

     If the Merger is not consummated, Cerplex does not believe it will have the capital resources necessary to fulfill its existing obligations to creditors or to maintain its existing operations. Cerplex does not believe it will be able to restructure its obligations under the Credit Agreement and the subordinated notes issued pursuant to the Note Purchase Agreements (the "Notes" or the "Subordinated Notes") on acceptable terms without a significant capital infusion. If the Merger and the concurrent financing (the "WCAS Financing") by Welsh, Carson, Anderson & Stowe VII ("WCAS") do not occur as anticipated, Cerplex and its operations will be materially and adversely affected. On January 30, 1998 and February 24, 1998, Aurora provided Cerplex with unsecured loans in the amount of $2 million and $1.5 million, respectively (the "Aurora Loan"). The Aurora Loan bears interest at the rate of 10% and becomes due and payable on June 30, 1998. Cerplex used the funds for working capital purposes. Cerplex also believes it will need additional funds to maintain its existing operations prior to the consummation of the Merger. Citibank has agreed to permit Cerplex to borrow an additional $6.5 million from Aurora. No assurance can be given that additional funds will be available from Aurora or that the Merger and related WCAS Financing will occur as anticipated.

     Risk of Excess and Unusable Inventory; Decreased Value of Assets. At December 27, 1997, inventory constituted approximately 9.3% of Cerplex's assets. Any decrease in the demand for Cerplex's repair services could result in an additional portion of Cerplex's inventory becoming excess, obsolete or otherwise unusable. During the last few years, Cerplex wrote down a significant amount of inventory and a significant amount of other assets, including receivables, securities and goodwill. Changes in Cerplex's business, as well as the business of third parties, could adversely affect the value of assets remaining, possibly resulting in additional write-offs. The existence, amounts and timing of any such additional write-offs will be dependent upon various factors including, without limitation, the volume and profitability of future operations, market conditions as well as the operations of the above-mentioned third parties.

     Dependence on Key Customers. For the year ended December 28, 1996, Rank Xerox, IBM, BT and Digital Equipment Corporation accounted for approximately 17%, 12%, 11%, and 4% of revenues, respectively. For the year ended December 27, 1997, these customers accounted for approximately 32%, 6%, 12%, and 11% of revenues, respectively. During 1995 and 1996, IBM significantly decreased orders for certain programs which materially and adversely affected Cerplex and its results of operations. A significant portion of Cerplex's net sales attributable to IBM in 1995 were from discontinued operations, and, as such, Cerplex expects net sales attributable to IBM to continue to account for a decreasing percentage of Cerplex's net sales. For the year ended December 27, 1997, sales to IBM decreased 67.2% from the corresponding period in 1996. Sales to BT significantly decreased during 1997 to approximately $17.3 million, representing a 19.5% decrease from 1996. There can be no assurance that major customers of Cerplex will not terminate any or all of their arrangements with Cerplex; significantly change, reduce or delay the amount of services ordered from Cerplex; or significantly change the terms upon which Cerplex and these customers do business. Any such termination, change, reduction or delay could have a material adverse effect on Cerplex's business.

     Dependence on Customers in the Electronics Industry. Cerplex is dependent upon the continued growth, viability and financial stability of its customers and potential customers in the electronics industry, particularly the computer industry. The computer industry has been characterized by rapid technological change, compressed product life cycles and pricing and margin pressures. The factors affecting segments of the electronics industry in general, and Cerplex's original equipment manufacturers ("OEMs") customers in particular, could have an adverse effect on Cerplex's business. During 1995 and 1996, several of Cerplex's customers experienced severe financial difficulty resulting in significant losses to Cerplex as a result of write-downs of receivables and other assets. There can be no assurance that existing customers or future customers will not experience financial difficulty, which could have a material adverse effect on Cerplex's business.

     Reliance on Short-Term Purchase Orders. Cerplex's customer contracts are typically subject to termination on short notice at the customer's discretion and purchase orders under such contracts typically only cover services over a 90-day period. The termination of any material contracts or any substantial decrease in the orders received from major customers could have a material adverse effect on Cerplex's business.

     Competition. Cerplex competes with the in-house repair centers of OEMs and third party maintainers ("TPMs") for repair services. There is no assurance that these entities will choose to outsource their repair needs. In certain instances, these entities compete directly with Cerplex for the services of unrelated OEMs and TPMs. In addition to competing with OEMs and TPMs, Cerplex also competes for depot repair business with a small number of independent organizations similar in size to Cerplex and a large number of smaller companies. Many of the companies with which Cerplex competes have significantly greater financial resources than Cerplex. There can be no assurance that Cerplex will be able to compete effectively in its target markets.

     Expansion of International Sales. During the year ended December 27, 1997, approximately 59.1% of Cerplex's sales were international. For the year ended December 28, 1996, approximately 41% of Cerplex's sales were international. There can be no assurance that Cerplex will be able to successfully market, sell and deliver its products and services in these markets. In addition to the uncertainty as to Cerplex's ability to maintain or expand its international presence, there are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates and potentially adverse tax consequences, which could adversely impact the success of Cerplex's international operations. There can be no assurance that one or more of such factors will not have a material adverse effect on Cerplex's international operations and, consequently, on Cerplex's business, operating results and financial condition.

     Dependence on Acquisition Strategy. Certain of Cerplex's repair programs result in decreasing net sales as the installed base of the particular products under such programs decreases over time. An important component of Cerplex's strategy to maintain its revenue and to grow its business has been the acquisition of repair programs and complementary businesses. Competition for these types of transactions is likely to intensify. Cerplex's ability to effect any transactions requiring capital will be limited by Cerplex's lack of working capital and by the terms of Cerplex's Credit Agreement and Note Purchase Agreements. Cerplex is no longer permitted under the terms of its Credit Agreement to engage in acquisitions. There can be no assurance that Cerplex will be able to acquire additional repair programs or complementary businesses in the future or, if acquired, that such operations will prove to be profitable.

     Discontinued Operations; Change in Strategy. In September 1995, Cerplex adopted a plan to discontinue its end-of-life programs, a line of business which historically generated a significant percentage of Cerplex's total sales, but which experienced declining sales. Net sales from end-of-life programs declined from approximately $33 million in 1994 to $20 million in 1995 and further declined to $9.2 million in 1996. Sales from end-of-life program during 1997 were not material. In connection with discontinuing its end-of-life business, Cerplex changed certain elements of its business strategy and underwent changes in management and operations. Cerplex developed a direct sales force and terminated the majority of its outside sales representatives, reduced its emphasis on inventory acquisitions and focused on targeted customers in specific industries. There can be no assurance that such changes will positively impact Cerplex's business and results of operations in the short or long term.

     Risk Associated with the Ability of Existing Stockholders to Control the Company. As of December 27, 1997, the officers, directors, principal stockholders and their affiliates owned greater than a majority of the outstanding common stock. Acting in concert, they would be able to elect a majority of Cerplex's directors, determine the outcome of most corporate actions requiring stockholder approval and otherwise control the business affairs of Cerplex. Officers, directors and other stockholders representing a majority of Cerplex's Common Stock have agreed to vote their shares in favor of the Merger and have executed proxies in connection therewith. The Board of Directors of Cerplex has the authority under Cerplex's Restated Certificate of Incorporation to issue shares of Cerplex's authorized preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon any unissued shares of preferred stock. The issuance of preferred stock may adversely affect the voting and dividend rights, rights upon liquidation and other rights of the holders of common stock. The issuance of preferred stock and the control by existing stockholders, if they were to act in concert, may have the effect of delaying, deferring or preventing a change in control of Cerplex.

     Dependence on Key Personnel. Cerplex's future success depends, to a large extent, upon the efforts and abilities of key employees. Competition for qualified personnel in the industry is intense. The loss of services of certain of these key employees could have a material adverse effect on Cerplex's business. During the last two years, Cerplex has lost the services of several of its key executive officers and members of management. Effective March 4, 1998, Cerplex's Chief Executive Officer, Stephen J. Hopkins will resign pursuant to the terms of the Interim Management Agreement, as amended, and Larry McTavish will be appointed as Chief Executive Officer of Cerplex. However, if the Merger is not consummated, Cerplex will need to find a new Chief Executive Officer.

     No Assurance of Public Market for Common Stock; Possible Volatility of Stock Price. Prior to Cerplex's initial public offering, there was no public market for Cerplex Common Stock. On February 20, 1997, Cerplex was removed from the NASDAQ National Market System and commenced trading on the Over-The-Counter Bulletin Board (the "OTC Bulletin Board"). There can be no assurance of an active trading market for Cerplex Common Stock. In addition, the trading price of the Common Stock has been, and in the future could be, subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant contracts, changes in management or new products or services by Cerplex or its competitors, general trends in the industry and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations which have particularly affected the market price for many companies in similar industries and which have often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of Cerplex Common Stock.

     Implementation of Business Strategy. The success of the Merger will depend, to a large extent, upon whether the integration of Aurora's and Cerplex's businesses is accomplished in an efficient and effective manner. As such, Aurora and Cerplex will be subject to the risks normally involved in the development and implementation of a new business strategy, which will involve the integration of each company's operating, administrative, finance, sales and marketing organizations, as well as each company's communication technologies and the coordination of sales efforts and streamlining of facilities and backoffice operations. In addition, both companies' customers will need to be reassured that their services will continue uninterrupted. Moreover, the combined businesses of Aurora and Cerplex, after giving effect to the Merger ("New Cerplex"), will be dependent upon a new management group to effectuate and administer the new business plan successfully. Execution of this strategy will place significant demands on New Cerplex's financial and management resources, and there can be no assurance that such demands will not adversely affect New Cerplex's future financial performance or that New Cerplex will be successful in fully implementing its estimated cost savings, responding to ongoing changes in its markets which may require adjustments to its strategy, or in identifying, acquiring, managing or integrating additional operations. The diversion of management attention and any difficulties encountered in the transition process could have an adverse impact on the revenue and operating results of New Cerplex. Implementation of New Cerplex's strategy could also be affected by a number of factors beyond New Cerplex's control, such as loss of personnel, the response of competitors and regulatory developments. There can be no assurance that New Cerplex will be able to implement successfully the strategies that it intends to pursue and achieve profitable operations in the near and long term.

     New Management. New Cerplex's future success depends, to a large extent, on the efforts and abilities of the members of its management team. At the Effective Time, the executive management team of New Cerplex will include several members who are new to the companies and, in certain cases, including George L. McTavish, currently the Chief Executive Officer of Aurora (who will be the Chief Executive Officer of Cerplex), new to the business that will be operated by New Cerplex. While each of these executives has extensive business experience, they are still in the process of familiarizing themselves with the specific operations of Aurora and Cerplex. Mr. McTavish has been employed by Aurora since January 30, 1998 and by Cerplex since February 25, 1998 and has been significantly involved both in the day to day operations of Aurora and in the pre-Merger process of learning about the business of Cerplex and planning the business strategy with respect to the integration of the two companies. Nevertheless, after consummation of the Merger, it is anticipated that Mr. McTavish, along with the other new members of New Cerplex's management, will require some period of time to acquaint themselves more fully with the operations of New Cerplex. The need for New Cerplex's management team to further acquaint itself with the business and operations of New Cerplex, particularly when coupled with the risks associated with implementing the business strategy, may have an adverse impact on the profitability, at least in the short term, of New Cerplex.

     High Degree of Leverage. Following consummation of the Merger, New Cerplex will be highly leveraged. With the 10% Senior Subordinated Notes of Aurora due 2004 (the "Aurora Senior Subordinated Notes"), the New Senior Loan and the currently outstanding loan by Chase to Aurora pursuant to Aurora's Credit Agreement with The Chase Manhattan Bank, N.A. (the "Chase Credit Agreement"), New Cerplex will have approximately $48 million in principal amount of debt outstanding, which will result in a long-term debt to total capitalization ratio of 1.24 to 1.00, on a pro forma basis. As a result of this leverage, there is no assurance New Cerplex will be able to meet its debt service requirements. Also, the degree to which New Cerplex will be leveraged could adversely affect New Cerplex's ability to obtain additional financing for working capital, acquisitions or other purposes and could make it more vulnerable to economic downturns and competitive pressures. New Cerplex's future capital requirements and the sufficiency of available funds will depend on numerous factors which are difficult to predict, including results of operations, the timing and cost of acquisitions, and efforts to expand existing operations. If funds available from the Aurora Senior Subordinated Notes, the New Senior Loan and the Chase Credit Agreement and cash flows from operations are insufficient to meet current or planned operating requirements, New Cerplex will be required to obtain additional funds through equity or debt financings or from other sources. The terms of any equity financings may be dilutive to Aurora stockholders and the terms of any debt financings may contain restrictive covenants which limit New Cerplex's ability to pursue certain courses of action. In addition, the New Senior Loan, the Aurora Senior Subordinated Notes and the Chase Credit Agreement will limit Aurora's ability to incur debt other than pursuant to the existing facilities. There can be no assurance that additional funding will be available on acceptable terms, if at all. If adequate funds are not available, New Cerplex may be required to forego strategic decisions or delay, scale back or eliminate certain aspects of its operations, which could have a material adverse effect on New Cerplex's business, financial condition, and results of operations.

     Issuance of New Preferred Stock; Dilution. Concurrently with the closing of the Merger, Aurora will issue and sell an aggregate of 213,000 shares of 7% Senior Convertible Preferred Stock, $.01 par value per share, of Aurora (the "New Aurora Preferred Stock") at a price of $100 per share. These shares are initially convertible at $0.25 per share into an aggregate of 85,200,000 shares of Aurora Common Stock. The New Aurora Preferred Stock bears cumulative dividends at the rate of $7.00 per share per annum and accrued but unpaid dividends may, in certain circumstances, be converted into Aurora Common Stock at the then effective conversion rate. In addition, the conversion price of the New Aurora Preferred Stock is subject to adjustment in order to afford the holders price-based antidilution protection in the event of certain issuances of Aurora Common Stock or common stock equivalents below the $0.25 conversion price. Holders of New Aurora Preferred Stock are also entitled to a liquidation preference of $100 per share, plus all accrued but unpaid dividends to which such holders are then entitled, in the event of any voluntary or involuntary liquidation, dissolution or winding up of Aurora. The New Aurora Preferred Stock, along with accrued but unpaid dividends, is redeemable at the option of the holder in certain circumstances, including upon a change in control of Aurora. As a result of the issuance of the New Aurora Preferred Stock, holders of common stock in Aurora will be subject to immediate and substantial dilution and may be subject to additional dilution in the future.

     Failure to Obtain New Senior Loan. The parties' obligation to consummate the Merger is subject to, among other things, the receipt of at least $17 million of proceeds from the New Senior Loan on terms reasonably acceptable to Aurora and to WCAS. There can be no assurance that the New Senior Loan will be obtained. Aurora's failure to obtain the New Senior Loan would prevent consummation of the Merger unless such condition precedent is waived by all parties to the Merger Agreement, in which case the failure to obtain such financing would have a material adverse effect on New Cerplex's business and ability to implement its business strategy.

     Control by WCAS. WCAS currently owns approximately 79% of Aurora's voting stock. Upon consummation of the Merger and the WCAS Financing, WCAS will, in the aggregate, beneficially own approximately 70% of the voting stock of Aurora on an as converted basis. Since WCAS will be able to elect the entire Board of Directors of Aurora, WCAS will be able to control all matters requiring approval by the stockholders of Aurora. In addition, the Board of Directors of Aurora (the "Aurora Board") will have authority under the Amended and Restated Certificate of Incorporation of Aurora to issue shares of New Aurora Preferred Stock in one or more series and fix the rights, preferences, privileges and restrictions granted to or imposed upon any unissued shares of preferred stock. The issuance of preferred stock may adversely affect voting and dividend rights, rights upon liquidation and other rights of holders of Aurora Common Stock and may result in immediate and substantial dilution to the stockholders of Aurora Common Stock. The issuance of New Aurora Preferred Stock and the control by WCAS of Aurora may also have the effect of delaying, deferring or preventing a change of control of Aurora.

     Exchange Ratio. The Exchange Ratio is expressed in the Merger Agreement as a fixed ratio, subject to certain adjustment, of 1.076368 shares of Aurora Common Stock for each share of Cerplex Common Stock. Accordingly, the Exchange Ratio will not be adjusted in the event of an increase or decrease in the price of either Aurora Common Stock or Cerplex Common Stock. The price of Aurora Common Stock at the Effective Time may vary from its price at the date the Exchange Ratio was fixed and/or from its price at the date of the special meeting of Cerplex stockholders to approve the Merger Agreement and the Merger (the "Cerplex Special Meeting"). These latter variations may be the result of changes in the business, operations or prospects of Aurora or Cerplex, market assessments of the likelihood that the Merger will be consummated and the timing thereof, general market and economic conditions and other factors. Because the Effective Time may occur at a date later than the Cerplex Special Meeting, there can be no assurance that the price of Aurora Common Stock on the date of the Cerplex Special Meeting will be indicative of its price at the Effective Time. The stockholders of Cerplex are urged to obtain current market quotations for Aurora Common Stock.

     The Exchange Ratio is subject to adjustment based on various factors. It is anticipated that the adjustments will be de minimus. However, if the Merger does not close by April 30, 1998, the Bank Warrants will remain outstanding, resulting in a change in the Exchange Ratio from 1.076368 to 1.019861.

ITEM 2. PROPERTIES

     Cerplex leases certain office and warehouse facilities under operating leases and subleases which expire at various dates during the next eight years. Cerplex believes that its existing facilities are adequate for its current business. Cerplex's executive offices are located at the Tustin, California facility listed below. A description of the facilities leased and subleased by Cerplex as of February 13, 1998 is as follows:

                                                           SQUARE
                        LOCATION                           FOOTAGE    LEASE EXPIRATION
                        --------                           -------    ----------------
Jeffersontown, Kentucky..................................   77,000    December 2001
Lawrence, Massachusetts..................................  200,000    July 2000
Livermore, California....................................   51,840    May 1998
Livermore, California....................................   38,880    May 2000
Livermore, California....................................   18,000    October 1998
Milpitas, California.....................................   23,371    March 1998
Newburgh, New York.......................................   57,300    Month to month
Rancho Cucamonga, California.............................   68,900    June 2003
Tustin, California.......................................  120,300    December 2000
Middleton, Leeds, England................................   22,000    June 2000

     In addition, Cerplex's European subsidiaries own land and buildings in Enfield, England and Lille, France.

ITEM 3. LEGAL PROCEEDINGS

     Cerplex is a party to legal proceedings relating to routine matters incidental to its business. While Cerplex does not believe that any of these proceedings, individually or in the aggregate, will have a material adverse effect on Cerplex's business or its results of operations, there can be no assurance that such proceedings, individually or in the aggregate, will not have a material adverse effect on Cerplex's financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     As of February 20, 1997, Cerplex's Common Stock began trading on the OTC under the symbol "CPLX." Prior to February 20, 1997, the Company's Common Stock traded on the NASDAQ National Market System. The following table sets forth the range of high and low sale prices for the Company's Common Stock for the fiscal quarters indicated:

                                                               HIGH     LOW
                                                              -----   -----
FISCAL YEAR ENDED DECEMBER 31, 1998
-----------------------------------
First quarter (through February 20, 1998)...................  $0.49   $0.33

YEAR ENDED DECEMBER 31, 1997                                   HIGH     LOW
----------------------------                                  -----   -----
First quarter...............................................  $1.44   $0.22
Second quarter..............................................   0.93    0.35
Third quarter...............................................   0.64    0.30
Fourth quarter..............................................   0.50    0.22

YEAR ENDED DECEMBER 31, 1996                                   HIGH     LOW
----------------------------                                  -----   -----
First quarter...............................................  $7.75   $5.03
Second quarter..............................................   7.13    5.75
Third quarter...............................................   7.25    4.88
Fourth quarter..............................................   5.13    0.66

HOLDERS OF RECORD

     At December 31, 1997, Cerplex had approximately 143 stockholders of record of the Company's Common Stock.

DIVIDENDS

     Cerplex has not paid dividends on its capital stock since incorporating in Delaware. Cerplex presently intends to retain earnings for use in its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of Cerplex's senior credit facility and the Subordinated Notes restrict the ability of Cerplex to pay cash dividends. Also, the Stock Purchase Agreement dated May 24, 1996 for the purchase by Cerplex of Cerplex SAS, a subsidiary of Cerplex, limits the amount of dividends that may be paid by Cerplex SAS to Cerplex.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data regarding the Company's results of operations. This information should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and related notes included elsewhere herein.

                                                    FOR THE YEARS ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                             1997       1996       1995       1994      1993
                                           --------   --------   --------   --------   -------
OPERATING DATA
Net sales................................  $141,408   $191,493   $144,328   $ 94,006   $22,945
Gross profit.............................    20,533     26,245     16,511     17,039     4,678
Income (loss) from continuing operations
  before extraordinary items.............   (16,487)   (27,388)   (22,047)     1,195    (8,432)
Income (loss) from discontinued
  operations.............................        --         --    (17,347)     1,500    13,998
Net income (loss)........................  $(16,487)  $(27,388)  $(39,394)  $    684   $ 5,566
                                           ========   ========   ========   ========   =======
Basic and diluted net income (loss) per
  share(4):
  Continuing operations..................  $  (0.56)  $  (2.24)  $  (1.68)  $   0.09   $  0.16
  Discontinued operations(1).............        --         --      (1.33)      0.11        --
  Extraordinary item(2)..................        --         --         --      (0.15)       --
                                           --------   --------   --------   --------   -------
  Basic and diluted net income (loss) per
     share(3)............................  $  (0.56)  $  (2.24)  $  (3.01)  $   0.05   $  0.16
                                           ========   ========   ========   ========   =======
Weighted average common shares used in
  the calculation of income (loss) per
  share(4)...............................    29,610     13,419     13,091     13,446    11,363
                                           ========   ========   ========   ========   =======

                                                           AS OF DECEMBER 31,
                                           ---------------------------------------------------
                                             1997       1996       1995       1994      1993
                                           --------   --------   --------   --------   -------
BALANCE SHEET DATA
Working capital (deficiency).............  $(47,308)  $ 12,874   $ 33,219   $ 54,768   $17,774
Total assets.............................    59,238    105,494    101,893    120,707    70,544
Long-term obligations (less current
  maturities)............................     2,960     56,817     68,382     60,720    34,205
Preferred stock..........................        --      7,197         --         --         2
Stockholders' equity (deficiency)........   (32,537)   (15,137)       168     39,485    12,470

---------------

(1) In September 1995, Cerplex discontinued its end-of-life programs, a segment of its business, through a liquidation of the remaining operations. Prior period financial statements have been restated to reflect discontinuance of this segment of the business. See Note 3 to Consolidated Financial Statements.

(2) In May 1994, Cerplex extinguished early its Series B Subordinated Notes. As a result, $3.5 million ($2.0 million net of tax) of the original issue discount was recognized as an extraordinary item.

(3) For 1993, net income per share is presented on a pro forma basis to reflect the provision for income taxes that would have been recorded had Cerplex's predecessor affiliated corporations been taxed as C Corporations under the Code.

(4) Effective December 31, 1997, Cerplex adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"). All per share data has been restated to reflect the adoption of SFAS No. 128.

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

OVERVIEW

     Cerplex is an independent provider of electronic parts repair, spare parts sales and management, and logistics. Cerplex's net sales have fluctuated substantially over the last few years, primarily as a result of acquisitions and divestitures as well as Cerplex's ongoing liquidity problems. Cerplex is no longer permitted under the terms of the Cerplex Senior Credit Facility to engage in acquisitions. Cerplex's results of operations have been adversely affected over the last three years due to a variety of factors discussed below.

     During the second quarter of 1997, the Cerplex Board authorized and committed management to implement a consolidation and cost reduction plan to reduce North America staffing. As part of the restructuring, Cerplex closed several facilities, and relocated these businesses to its remaining facilities. During the first half of 1997, Cerplex sold its PCS subsidiary and the subsidiaries of Cerplex's MODCOMP/ Cerplex subsidiary. Also during 1997, Cerplex was in default under the Cerplex Senior Credit Agreement resulting in numerous waivers and amendments. On January 30, 1998, Aurora signed the Merger Agreement with Cerplex. As a result of the Merger, Cerplex would become a wholly-owned subsidiary of Aurora, and the current equity holders of Cerplex would be entitled to receive in a tax-free exchange approximately 25% of the post-merger, fully-diluted common stock of Aurora, after giving effect to the WCAS Financing. Under the terms of the Merger Agreement, each share of Cerplex Common Stock would convert into shares of Aurora Common Stock at the Exchange Ratio. The Merger is subject to regulatory approvals and the satisfaction of certain other conditions precedent, including securing the New Senior Loan. The Merger is expected to be completed by the end of April 1998. Cerplex's results of operations and liquidity for 1997 were not significantly impacted as a result of severe financial difficulties of major customers and Cerplex is not aware of significant financial difficulties being encountered by any of its current major customers.

     The results of operations for 1996 reflect, to a large degree, the resolution of several matters that have been adversely impacting Cerplex. Specifically, Cerplex closed its unprofitable Texas operations and reached a settlement with the SpectraVision bankruptcy; it established reserves for the impairment of assets, and incurred additional losses on common stock received in settlement of various transactions; it closed its training business, resulting in restructuring charges and asset write-downs; and, due to changes in Cerplex's business or the business of third parties, Cerplex recorded charges for inventory write-downs, uncollectable receivables and other assets.

     During the third quarter of 1995, the Cerplex Board approved a liquidation plan to discontinue its end-of-life programs, a segment of Cerplex, through liquidation of these operations. In its end-of-life programs, Cerplex assumed all responsibilities for the support and repair of products which are no longer manufactured or are being phased out of manufacturing. Generally, when Cerplex undertook an end-of-life program, it acquired substantially all of the unique test equipment, repair equipment and inventories needed to support the program. Services provided by Cerplex under end-of-life programs include repair, provision of spare parts for a defined period of time, plant return and parts reclamation, engineering and document control, warehousing, and vendor certification and management. Cerplex no longer undertakes these programs. The liquidation of end-of-life programs has been accounted for as discontinued operations, and prior period financial statements have been restated to reflect the discontinuance of this segment of the business.

RESULTS OF OPERATIONS

  Results of Continuing Operations

     The following table sets forth items from Cerplex's Consolidated Statement of Operations as a percentage of net sales.

                                                              1997      1996      1995
                                                              -----     -----     -----
Net sales...................................................  100.0%    100.0%    100.0%
Cost of sales...............................................   85.4%     86.3%     88.6%
                                                              -----     -----     -----
Gross profit................................................   14.5%     13.7%     11.4%
Selling, general and administrative expenses................   19.3%     20.6%     23.4%
Restructuring charges.......................................    3.0%      1.1%       --
Operating income (loss).....................................   (7.8)%    (8.0)%   (12.0)%

  Net Sales

     Net sales for the year ended December 31, 1997 decreased 26.2% to $141.4 million from $191.5 million in 1996. The decrease was due, in large part, to the fact that Cerplex sold PCS in April 1997 and MODCOMP/Cerplex effective June 30, 1997. In addition, net sales of Cerplex's spare parts business decreased $14.1 million while its repair business decreased $15.6 million. Cerplex's liquidity problems also contributed to the decreases in Cerplex's spare parts business and repair business. Many of Cerplex's parts suppliers reduced the amount of credit and/or refused to ship parts other than on a C.O.D. basis, thus hampering Cerplex's ability to fill customer orders. These decreases were offset by an increase of approximately $13.6 million from Cerplex's European operations.

     Net sales for the year ended December 31, 1996 increased $47.2 million or 32.7% to $191.5 million from $144.3 million in 1995. The increase was due primarily to the acquisitions of Cerplex SAS in June 1996 and the remaining 51% interest in MODCOMP/Cerplex in April 1996, along with a full year of sales generated by PCS which was acquired in June 1995. The approximately $60 million year-to-year revenue increase from these acquisitions was partially offset by approximately $10 million decrease in net sales from the sale, in early 1996 of Cerplex's InCirT division, and from lower sales due to (i) the shutdown in September 1996 of Cerplex's Texas contract manufacturing facility and Washington computer training facility; (ii) reduced sales to BT; and (iii) decreased sales in the North American spare parts business.

     Net sales during 1995 increased $50.3 million or 53.5% to $144.3 million from $94.0 million in 1994. The increase in net sales was due primarily to the acquisition of a repair depot of BT and the acquisition of Apex in the second half of 1994, the acquisition of PCS in June 1995 and, to a lesser extent, increased sales from new customers using existing facilities.

  Gross Profit

     Gross profit for 1997, as a percentage of net sales increased to 14.5% compared to 13.7% in 1996. The slight improvement is primarily the result of the full year of operations of Cerplex SAS and the six months of operations from MODCOMP/Cerplex at higher gross profit margins. The higher gross profit of each of Cerplex SAS and MODCOMP/Cerplex was offset by low profit margins in Cerplex's North America parts and repair business. Gross profit from North America operations was negatively impacted by a $2.5 million inventory write-off at June 30, 1997. The June 30, 1997 inventory write-off was partially offset by a net $1.8 million reversal of a valuation reserve in September 30, 1997 related to trade credits. A $1.8 million valuation reserve has been recorded in 1996 and another $1.0 million recorded in the second quarter of 1997. In addition, as a result of Cerplex's liquidity problems Cerplex was forced to use alternative sources for parts procurement resulting in a higher cost for materials.

     Gross profit for 1996, as a percentage of net sales, increased to 13.7%, compared with 11.4% for the prior year. The improvement in the gross profit percentage is primarily attributable to the 1996 acquisitions of Cerplex SAS and the remaining 51% interest in MODCOMP/Cerplex, together with a full year of operations from the 1995 acquisition of PCS. This gross profit improvement, however, was adversely affected by a variety of factors primarily relating to Cerplex's North American operations including but not limited to the impact of unprofitable contracts or operations within Cerplex's Texas contract manufacturing and Washington computer training facilities which were closed during the third quarter and completion of certain other unprofitable contracts which Cerplex was winding down. The effect of these factors included approximately $2.5 million in inventory write-downs, and $4.9 million in charges related to the contract manufacturing operations in Texas, computer training operations in Washington and telephones purchased from Lucent.

     Gross profit as a percentage of net sales during 1995 decreased to 11.4% from 18.1% in 1994. The decrease in gross profit percentage from 1994 was primarily due to losses incurred on contracts Cerplex was renegotiating or winding down, a reduction in new orders from SpectraVision which filed for protection under Chapter 11 of the U.S. Bankruptcy Code in May 1995, and other miscellaneous inventory adjustments.

  Selling, General and Administrative

     Selling, general and administrative expenses ("SG&A") decreased $12.8 million or 32.3% in 1997 compared to 1996. SG&A as a percentage of net sales decreased to 19.3% compared to 20.6% in 1996. The decrease in spending is due to the sale of PCS and MODCOMP/Cerplex in the first half of 1997 offset by the inclusion of a full year of operations of Cerplex SAS. The slight improvement in SG&A as a percentage of net sales is attributable to Cerplex's consolidation and cost reduction plan which was initiated in June 1997 and which reduced North America staffing by 44 employees in Cerplex's marketing, selling, finance and management information systems functions.

     During 1996, SG&A expenses increased by $5.7 million to $39.5 million, while as a percentage of net sales decreased to 20.8% compared with 23.4% in 1995. The increase in dollar spending is primarily due to the addition of the Cerplex SAS and MODCOMP/Cerplex acquisitions in 1996 and a full year of expenses from PCS, which was acquired in 1995. Increased SG&A spending was partially offset by a $2.5 million decrease in bad debt provision to $4.8 million in 1996 compared with $7.3 million in 1995.

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

  Restructuring Expenses

     During 1997, Cerplex closed its Poughkeepsie, New York and Redmond, Washington spare parts business and relocated them to Lawrence, Massachusetts resulting in a reduction of 63 employees. Cerplex also closed the Tustin, California operation and consolidated this operation with Cerplex's hub-based operations in northern and southern California, Kentucky and Massachusetts. Additionally, Cerplex had a reduction in force resulting in the termination of 73 employees in Cerplex's selling, marketing, production, finance and management information systems departments. In conjunction with the closures and reduction in force, Cerplex recorded a restructuring charge of $4.3 million. Of the $4.3 million in restructuring charges, approximately $0.8 million was related to severance payments for terminated employees, approximately $2.0 million was due to the write-off of leasehold improvements and approximately $1.5 million was due to rent and settlements for terminated leases. During the remainder of 1997, Cerplex paid approximately $1.0 million of severance and termination benefits and lease payments on vacated facilities. The remaining balance of $1.2 million at December 31, 1997 mainly consists of lease obligations for excess facilities and remaining severance and termination benefits and is expected to be paid in 1998.

     During the third quarter of 1996, Cerplex closed its contract manufacturing operations in Texas and its computer training operations in Redmond, Washington. In connection with the closure of these operations, Cerplex recorded restructuring charges of $2.1 million. The restructuring charges related to write-downs of property and equipment and other assets to net realizable value, accruals for lease commitments, severance pay for approximately 180 employees, and other costs needed to complete closure of the facilities.

  Other Income and Expenses

     During 1997, Cerplex sold all of its shares of Pen Interconnect common stock, resulting in a loss of $0.4 million which is reported as other expense.

     In April 1996, Cerplex sold its contract manufacturing division, InCirT, in Tustin, California to Pen Interconnect for $3.5 million in cash and restricted common stock of Pen Interconnect, which was valued at approximately $2 million at the time of the acquisition. The gain on the sale of InCirT was $0.5 million. Later in fiscal 1996, Cerplex determined that the value of the restricted common stock had been permanently impaired due to subsequent declines in market value and, reduced the value of these investments to the fair market value at December 31, 1996. The related loss of $1.1 million on the impairment of these investments was included in other expense.

     Equity in earnings from joint venture decreased by $2.0 million to $0.4 million in 1996 compared with $2.4 million in 1995 primarily due to Cerplex acquiring the remaining 51% in MODCOMP/Cerplex in April 1996 and consolidating the results of the operations and financial condition after that date. These earnings were attributed to Cerplex's 49% ownership in MODCOMP/Cerplex which was formed in December 1994.

  Interest Expense

     Interest expense fluctuated very little in 1997 despite the reduction of approximately $12.6 million in debt. The comparable interest expense, in light of reduced borrowing, is attributable to a higher weighted average interest rate and amortization of restructuring fees and the expense charge related to issuance of warrants associated with the numerous waivers and amendments Cerplex negotiated with its senior lenders. Additionally, effective August 19, 1997 the interest rate on Cerplex's senior subordinated debt was raised from 9.5% to 15.0%. Average borrowings outstanding were $53.3 million during 1997 compared to $63.6 million during 1996. The effective interest rate on the Cerplex Senior Credit Agreement increased 16.3% in 1997 from 10.0% in 1996. Amortization of loan fees and other related costs were approximately $2.4 million during 1997 as compared to $2.3 million during 1996.

     Interest expense for 1996 increased $3.2 million to $8.3 million from $5.1 million in 1995 as a result of increased average borrowings under the Cerplex Senior Credit Facility, a higher weighted average interest rate and amortization of loan discount and commitment fees. Average borrowings outstanding were $63.6 million during 1996 compared with $60.1 million during 1995. The effective interest rate on credit facilities increased to 10.0% in 1996 from 8.5% in 1995. Loan amortization costs were approximately $2.3 million during 1996.

     Interest expense for 1995 increased to $5.1 million from $4.1 million in 1994. The increase in interest expense is attributed to higher weighted average borrowings outstanding incurred to finance acquisitions, increased working capital requirements and the capital contribution to MODCOMP/Cerplex. Average borrowings outstanding were $60.1 million during 1995 compared with $37.6 million during 1994. Interest expense during 1994 included $0.5 million of amortization of original issue discount related to Cerplex's Series B Subordinated Notes which were repaid in May 1994. The effective interest rate on long-term credit facilities decreased to 8.5% in 1995 from 9.8% in 1994.

  Income Taxes

     Total income tax expense for 1997, 1996, and 1995 was allocated as follows:

                                                              1997     1996     1995
                                                             ------   ------   ------
                                                              (DOLLARS IN THOUSANDS)
Loss from continuing operations............................  $2,648   $1,718   $2,089
Discontinued operations....................................      --       --       42
                                                             ------   ------   ------
                                                             $2,648   $1,718   $2,131
                                                             ======   ======   ======

     Income tax expense during 1997, 1996 and 1995 was related primarily to income taxes on earnings of Cerplex's operations in Europe. The effective tax rate differs from the statutory rate primarily as a result of the impact of not recording an income benefit related to operating losses in the United States. SFAS No. 109, "Accounting for Income Taxes," provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Cerplex's valuation allowance reduces the deferred tax asset to the amount realizable. Cerplex has provided a full valuation allowance against net federal and state deferred tax assets due to uncertainties surrounding their realization. Cerplex will evaluate the realizability of the deferred tax assets on a quarterly basis.

  Discontinued Operations

     In September 1995, Cerplex decided to discontinue its end-of-life programs segment through a liquidation of remaining operations. In connection with the decision to discontinue its end-of-life programs, Cerplex provided $15.4 million for the estimated loss from liquidation of these operations, primarily related to the disposition of inventory, fixed assets and other related assets. The liquidation of non-contract operations was completed during 1996 and the remaining contractual obligations with a final customer was completed in 1997.

     A summary of operating results for discontinued operations is shown below:

                                                                       1995
                                                              ----------------------
                                                              (DOLLARS IN THOUSANDS)
Net Sales...................................................         $ 19,815
                                                                     ========
Income (loss) from operations
  Income (loss) before taxes................................           (1,924)
  Provision for taxes.......................................               42
                                                                     --------
          Net loss from discontinued operations.............           (1,966)
Estimated loss from liquidation of
  Discontinued operations, no tax benefit recognized........          (15,381)
                                                                     --------
          Net loss from discontinued operations.............         $(17,347)
                                                                     ========

  Year 2000 Compliance

     Many existing software programs use only two digits to identify the year in the date field. If such programs are not corrected, date data concerning the Year 2000 could cause many computer applications to fail, lock-up or generate erroneous results.

     Cerplex has committed personnel and resources to resolve potential Year 2000 issues. Cerplex is in the process of identifying and assessing its mission-critical systems related to the Year 2000. Although Cerplex plans to address Year 2000 issues with respect to Cerplex's mission-critical internal systems in sufficient time prior to the century rollover, there can be no assurance that there will not be interruption of operations or other limitations of system functionality, or that Cerplex will not incur substantial costs to avoid such occurrences.

     Cerplex is currently assessing the cost to remediate its Year 2000 issues. Although the actual cost to remediate these issues is not yet fully known, based upon information to date, it is not expected that the remediation will have a material impact on Cerplex's financial condition or operating results.

  New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued SFAS Nos. 130 and 131, "Reporting Comprehensive Income" ("SFAS 130") and "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), respectively (collectively, the "Statements"). The Statements are effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting of comprehensive income and its components in annual financial statements. SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS 130 and SFAS 131, respectively. Application of the Statements' requirements is not expected to have a material impact on Cerplex's consolidated financial position, results of operations or loss per share data as currently reported.

LIQUIDITY AND CAPITAL RESOURCES

  Senior Credit Facility

     Summary. The Credit Agreement contains a variety of restrictions, including prohibitions on dividends and the incurrence of additional debt. During portions of 1996 and 1997 Cerplex was in default of various covenants in the Credit Agreement, which resulted in a series of waivers and amendments over the course of the two years. As described below, the amendments resulted in a decreased borrowing base from the initial $60 million to $30 million and in significantly increased interest rates. The amendments also resulted in the issuance of the Bank Warrants. As of January 30, 1998, $25,320,620 in principal was outstanding under the term loan at an interest rate of prime plus 7.125% (15.625%) and $4,886,984 was outstanding under the revolver at an interest rate of 19%. The loans under the Credit Agreement become due and payable May 1, 1998.

     Cerplex and Citibank entered into a Forbearance Agreement on January 30, 1998, which provides for the forbearance of certain defaults through the earlier of April 30, 1998 or the date the Merger Agreement is terminated. In addition, Citibank agreed to accept the sum of (i) 98.5% of the outstanding principal amount of the amounts outstanding under the Credit Agreement, plus (ii) all accrued and unpaid fees, expenses and other amounts payable under the Credit Agreement as of April 30, 1998 (the "Repayment Amount") as full payment for the loans under the Credit Facility and to terminate all of the Bank Warrants if the Credit Facility is paid in full on or prior to April 30, 1998 in connection with the Merger.

     Terms of Amendments. In April 1997, the Credit Agreement was amended to provide for borrowings comprising a revolver and a term loan. The revolver had a maximum amount available of $6.0 million. The interest rate on the revolver was the prime lending rate plus 2.25%. The term loan was for $38.9 million and carried an interest rate of prime lending rate plus 3.125%. In addition, Cerplex must use to pay down the term loan 66.67% of all cumulative cash flow in excess of $9.0 million during 1997, and generally 66.67% of all proceeds from asset, stock investment and subsidiary sales, as well as 25% of the proceeds of any equity offerings. Cerplex reduced the term loan and the revolver by an aggregate of approximately $8.25 million on April 11, 1997 in connection with the sale of PCS. The April 1997 amendment to the Credit Agreement amendment included revised covenants for profitability, current ratio, minimum tangible net worth, leverage and working capital.

     In June 1997 and August 1997, the Credit Agreement was again amended to reduce the maximum amount available under the term loan and the revolver to $31.4 million and $4.9 million, respectively. The interest rate on revolving loans was changed to the prime lending rate plus 2.00% for all non-revolving loans outstanding on August 6, 1997 and 15% for all revolving loans made thereafter. The interest rate on the term loan was increased to the prime lending rate plus 3.125%. The interest rates under the term loan and revolver were required to increase by 1% per month, effective September 1, 1997, for each month in which such obligations were not paid in full, up to a maximum increase of 4%. As a result, at December 31, 1997, the interest rate on each of the loans had increased by an additional 4%. In addition, the mandatory pay down of the term loans and/or the revolving loans with the proceeds of any equity offering was reduced from 25% to 20%, although the first $1.5 million of any equity offerings must be used to permanently reduce the term loan and/or the revolver. Under the August 1997 amendment, approximately $6.1 million of the net proceeds from the sale of MODCOMP/Cerplex were used to pay down the term loan, and $2.0 million of the proceeds were used to pay down the revolver. Cerplex reborrowed $2.0 million of the proceeds from the sale of MODCOMP/Cerplex that were used to pay down the revolver.

     On January 30, 1998 the Credit Agreement was again amended by the Seventh Amendment to Credit Agreement to add a minimum consolidated adjusted EBITDA requirement, further restrict Cerplex's ability

\to pay dividends on shares and make other junior payments and add as an event of default under the Credit Agreement the parties' termination of the Merger Agreement and the failure to take certain steps necessary to consummate the Merger by certain deadlines prescribed by the Credit Agreement. In addition, under the January 1998 amendment agreement Citibank agreed to waive compliance with certain requirements of the Credit Agreement, including permitting up to $10 million to be loaned by Aurora to Cerplex, permitting execution of the Merger Agreement and consummation of the Merger and waiving certain financial covenants for Cerplex's fiscal quarter ended December 31, 1997 and for the period from and including December 31, 1997 to and excluding April 30, 1998.

  Subordinated Notes.

     In November 1993, Cerplex sold $17.3 million in principal amount of its Cerplex Subordinated Notes and $5.7 million in principal amount of its Series B 9.0% Senior Subordinated Notes with 920,000 detachable warrants to purchase Cerplex Common Stock. The Series B 9.0% Senior Subordinated Notes were repaid out of the proceeds of Cerplex's initial public offering in 1994. The detachable warrants were issued at the option price of $.01 per share, resulting in an original issue discount of $3.6 million on the Series B 9.0% Senior Subordinated Notes. The Cerplex Subordinated Notes accrued interest at the rate of 9.5% per annum, payable quarterly, with principal amount thereof payable in three installments in November 1999, 2000 and 2001. Cerplex is subject to certain financial and other covenants which include restrictions on the incurrence of additional debt, payment of any dividends and certain other cash disbursements as well as the maintenance of certain financial ratios.

     During part of 1996, Cerplex was in default of various covenants under the Subordinated Note Purchase Agreements, which resulted in an amendment in April 1996 and a subsequent amendment in November 1996. As consideration for the April 1996 amendment to the Subordinated Note Purchase Agreements, Cerplex was required to provide the senior subordinated note holders 1,000,000 warrants to purchase common stock at $6.00 per share. As compensation for the November 1996 amendment, Cerplex repriced the warrants issued in April 1996 from $6.00 per share to $2.50 per share.

     In 1997, Cerplex was again in default under the Subordinated Note Purchase Agreements. In April 1997, the Subordinated Note Purchase Agreements were amended and restated, revising certain covenants and making interest payable semi-annually instead of quarterly. In consideration for the amendment, Cerplex repriced the warrants issued in April 1996 to the April 4, 1997 market price of $0.60 per share.

     On June 30, 1997, Cerplex received waivers with respect to various provisions of the Amended and Restated Subordinated Note Purchase Agreement. On August 20, 1997, Cerplex completed negotiations with the subordinated note holders to further amend the Amended and Restated Subordinated Note Purchase Agreement resulting in the First Amendment Agreement to the Amended and Restated Subordinated Note Purchase Agreement. The First Amendment Agreement increased the interest rate to 15%. The interest payment of $819,375 that was due on August 19, 1997 was added to the principal balance, which increased the principal outstanding under the Amended and Restated Subordinated Note Purchase Agreement to $18,069,375. Cerplex was also required to issue warrants for 500,096 shares of Common Stock at $0.59 per share. The First Amendment Agreement provides that beginning in March 1998 interest is payable monthly, however, Cerplex may elect to add the portion of interest representing the difference between 9.5% and 15% to the outstanding principal balance. In addition, the covenants under the Amended and Restated Subordinated Note Purchase Agreement as currently cast will be significantly more restrictive as of June 1998. Therefore, Cerplex believes that it will be in default again under such agreement at that time unless it is able to successfully renegotiate the covenants. If Cerplex repays the balance outstanding under the Amended and Restated Subordinated Note Purchase Agreement on or before August 19, 1998, the portion of interest expense representing the difference between 9.5% and 15% will be forgiven and the warrants for 500,096 shares will be canceled.

     On January 30, 1998, WCAS and the holders of Cerplex Subordinated Notes entered into the Note and Warrant Assignment and Transfer Agreement, pursuant to which WCAS purchased the Cerplex Subordinated Notes and warrants to purchase an aggregate of 1,500,096 shares of Cerplex Common Stock (the "Cerplex Warrants") held by such holders. The original Subordinated Note holders retained warrants to purchase an aggregate of 855,000 shares of Cerplex Common Stock. WCAS agreed to defer the February 19, 1998 scheduled interest payment and to add such amount to the outstanding principal balance of the Subordinated Notes. WCAS agreed that the Cerplex Warrants it acquired will be terminated and will not be considered outstanding in determining the consideration to be received by the Cerplex stockholders in the Merger. It is contemplated that WCAS will exchange the Subordinated Notes and the Cerplex Warrants it acquired for Aurora Senior Subordinated Notes as partial payment for the units to be purchased by WCAS as part of the WCAS Financing at an exchange rate equal to the amount paid by WCAS for such Cerplex securities. If the Merger is not consummated, WCAS has granted Cerplex the option for a period of 30 days following termination of the Merger Agreement to acquire the Subordinated Notes and the Cerplex Warrants from WCAS for an amount equal to the purchase price paid by WCAS for such Cerplex securities.

  Miscellaneous

     Effective April 1, 1996, Cerplex sold its InCirT Division in Tustin, California for $3.5 million in cash and restricted Cerplex Common Stock valued at approximately $2.0 million at the time of the acquisition. Cerplex was required to use $2.0 million of the proceeds from this sale to repay a portion of the borrowings under the Cerplex Senior Credit Agreement.

     In April 1996, Cerplex received a distribution from its earnings of MODCOMP/Cerplex of $3.0 million, which was used to acquire the remaining 51% of this partnership.

     In May 1996, Cerplex acquired Rank Xerox Limited's subsidiary, Cerplex SAS, for $6.1 million, including estimated taxes, registration fees, legal, accounting, and other out-of-pocket expenses of $1.2 million. Under the terms of the agreement, Cerplex has agreed to certain financial covenants over a four-year period that limit the amount of dividends and payments in the nature of corporate charges paid by Cerplex SAS to Cerplex; the maintenance of Cerplex SAS' current ratio greater than one; and restrictions on guarantees with respect to Cerplex and its subsidiaries (excluding Cerplex SAS). Accordingly, the cash of Cerplex SAS of $14.6 million at December 31, 1997 is generally not available to Cerplex for financing operations outside of Cerplex SAS.

     In June 1996, Cerplex issued 8,000 shares of Series B Preferred Stock at $1,000 per share in a private placement. As of December 31, 1997, all 8,000 shares of the Series B Preferred Stock had been converted into 22,887,823 shares of Cerplex Common Stock.

     On April 11, 1997, Cerplex sold PCS, for $14.5 million in cash and the cancellation of $0.5 million of indebtedness. Of such amount, $8.3 million was used to pay down bank debt, $0.5 million was placed into escrow, and approximately $0.8 million was used to pay expenses associated with the transaction.

     On August 27, 1997, Cerplex sold MODCOMP/Cerplex for $8.5 million in cash. Of such amount, approximately $6.1 million was used to pay down bank debt and approximately $0.6 million was used to pay expenses associated with the transaction. The loss on the sale of MODCOMP/Cerplex was $0.4 million.

     Cerplex and its subsidiaries are required to pay BT L1.8 million in 1999 (or earlier if certain sales volumes are reached) in connection with the purchase of BT's plant in Enfield, England.

     Cerplex acquired inventory consisting of used telephones from Lucent Technologies, Inc. ("Lucent"). At December 31, 1996, Cerplex had $5.9 million of inventory, production cost commitments and assets related to the telephones acquired from Lucent. In June 1996, Cerplex executed that certain promissory note in favor of Lucent bearing interest at 9.75% in the amount of $4.6 million (the "Lucent Note") reflecting a portion of the amount invoiced to Cerplex by Lucent. Lucent invoiced Cerplex for an additional $0.6 million. Due to the quality of the inventory and the lack of availability of spare parts to effect repairs, Cerplex believes it had claims against Lucent. On October 7, 1996, Cerplex filed a lawsuit against Lucent in the Orange County Superior Court seeking to have the Lucent Note declared invalid. On November 6, 1996, Lucent filed a cross-complaint seeking payment of the Lucent Note, alleging damages for breach of contract and seeking a constructive trust on any proceeds from the sale of the telephones. In October 1997, Cerplex executed a settlement agreement, which had been substantially completed in September 1997. The agreement provided for the payment to Lucent of $150,000 in cash and Lucent also received the trade credits that Cerplex had received when it transferred the telephones to a third party. Cerplex also agreed to pay Lucent an additional $350,000 by April 10, 1998 or, if earlier, upon receipt of any proceeds from the future sale of phones or proceeds from any insurance claims related to the phone remarketing program.

     Cerplex's European operations are largely dependent on existing relationships with Rank Xerox and BT. Cerplex's contract with Rank Xerox calls for sequentially declining unit volumes over the next four years. In addition, unit volumes from BT have been declining and are expected to continue to decline due to, among other things, product technical evolution. The future success of these European operations are dependent upon replacing these declining volumes with new revenue from either these or new customers. There can be no assurance that Cerplex will be able to replace these declining volumes with sales to either these or new customers.

     On January 30 and February 24, 1998, Aurora provided Cerplex with unsecured loans in the amount of $2 million and $1.5 million, respectively, each of which bears interest at the rate of 10% and becomes due and payable on June 30, 1998. Cerplex used the funds for working capital purposes.

     If the Merger is not consummated, Cerplex does not believe it will have the capital resources necessary to fulfill its existing obligations to creditors or to maintain its existing operations. Cerplex does not believe it will be able to restructure its obligations under the Credit Agreement and Subordinated Notes on acceptable terms without a significant capital infusion. If the Merger and the WCAS Financing do not occur as anticipated, Cerplex and its operations will be materially and adversely affected. Cerplex also believes it will need additional funds to maintain its existing operations prior to the consummation of the Merger. Citibank has agreed to permit Cerplex to borrow up to an aggregate additional $6.5 million from Aurora. However, Aurora is not obligated under the terms of the Merger Agreement or the existing Aurora Loan to advance any additional funds to Cerplex. No assurance can be given that additional funds will be available from Aurora or that the Merger and related WCAS Financing will occur as anticipated. These matters raise substantial doubt about the Company's ability to continue as a going concern. See Note 20 to the Consolidated Financial Statements. If Cerplex is unsuccessful in completing the Merger, it is possible that Cerplex's secured creditors will foreclose upon all of the assets of Cerplex and pursue the dissolution of Cerplex.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements and schedule appear in a separate section of this Annual Report on Form 10-K beginning on pages F-1 and S-1, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURES

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information regarding the directors and executive officers of Cerplex as of February 1, 1998.

         NAME             AGE                           POSITION
         ----             ---                           --------
William A. Klein          57     Chairman of the Board of Directors
Stephen J. Hopkins        64     President and Chief Executive Officer
Richard C. Davis          48     President of International Operations, Director
Philip E. Pietrowski      53     President of Cerplex North America Operations
Robert W. Hughes          45     Senior Vice President and Chief Financial Officer
Jerome Jacobson(1)        76     Director
Robert Finzi(1)(2)        44     Director
Patrick S. Jones(1)       53     Director
Myron Kunin(1)(2)         69     Director

---------------

(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

     William A. Klein. William Klein has been the Chairman of the Board of Directors of Cerplex since its inception in May 1990. Mr. Klein also served as Cerplex's President and Chief Executive Officer from August 1993 until October 1995 and from October 1996 until July 1997. Mr. Klein was Chairman of InCirT Technology Incorporated from 1990 until September 1993 at which time such entities were consolidated with Cerplex. Mr. Klein was previously President and Chief Executive Officer of Century Data, Inc. from 1986 until 1990. Mr. Klein was the founder and Chief Executive Officer of Cybernex from October 1981 until its merger with Read-Rite in 1986. Prior to October 1981, Mr. Klein held various positions over a 19-year period with IBM in engineering, manufacturing and management. Mr. Klein serves as a director of Smartflex Systems Inc. and on the boards of several private companies.

     Stephen J. Hopkins. Mr. Hopkins has served as the President and Chief Executive Officer of Cerplex since July 1997. Mr. Hopkins is a principal of Nightingale & Associates, LLC, a financial and business advisory management firm serving financial and business institutions with core capabilities in operations transitions and restructuring. As a principal of Nightingale, Mr. Hopkins has held numerous interim management CEO and CFO positions in restructuring, reorganization and other turnaround situations. Mr. Hopkins serves on the boards of several private companies.

     Richard C. Davis. Richard Davis has served as a member of the Board of Directors of Cerplex since May 1990 and as the President of International Operations of Cerplex since October 1995. Between May 1990 and October 1995, Mr. Davis served as the President of Cerplex and in various other executive positions. Mr. Davis was the Chief Financial Officer of each of EMServe, Inc., Diversified Manufacturing Services, Inc. and InCirT Technology Incorporated from July 1991, June 1991 and February 1990, respectively, until September 1993, at which time such entities were consolidated with Cerplex. Mr. Davis was Vice President and Chief Financial Officer of Century Data, Inc. from 1986 until 1990. Prior to 1986, Mr. Davis held various financial, accounting and managerial positions within Xerox Corporation.

     Philip E. Pietrowski. Mr. Pietrowski was promoted to President of Cerplex's North American Operations in January 1997. He joined Cerplex in October 1995 as Vice President of Logistics and was promoted to Senior Vice President of North American Operations in January 1996. Mr. Pietrowski spent twenty-four years at Digital Equipment Corporation in Massachusetts, holding various senior level positions. The last position he held with Digital Equipment was Corporate Multivendor Services Business Manager, where Mr. Pietrowski was responsible for worldwide service logistics, repair of information systems and administration.

     Robert W. Hughes. Mr. Hughes was appointed to the position of Senior Vice President and Chief Financial Officer in March 1997. Prior to joining Cerplex, Mr. Hughes served as Vice President, Chief Financial Officer and Treasurer of Financial World Partners from November 1995 to May 1996. Mr. Hughes was Chief Financial Officer, International Operations at MAI Systems Corporation from February 1993 to November 1994. From May 1989 to August 1992, Mr. Hughes was Chief Financial Officer and Corporate Secretary of Focus Technologies, Inc. Prior to 1989, Mr. Hughes served as Senior Audit Manager of KPMG Peat Marwick LLP for seven years.

     Jerome Jacobson. Mr. Jacobson has served as a member of the Board of Directors of Cerplex since August 1993. Mr. Jacobson has also served as a director of Datawatch Corporation and as an individual general partner of ML Ventures II, L.P. since 1987. Mr. Jacobson is President of Economic Studies, Inc. and an independent financial advisor and economic consultant. Mr. Jacobson was Executive Vice President of Bendix Corporation from 1974 to 1980 and was Vice Chairman of Burroughs Corporation from 1981 to 1984.

     Robert Finzi. Mr. Finzi has served as a member of the Board of Directors of Cerplex since December 1993. Mr. Finzi has been a Vice President of the Sprout Group, a division of DLJ Capital Corporation, which is the managing general partner of Sprout Growth II, L.P. and an affiliate of Donaldson, Lufkin & Jenrette Securities Corporation since May 1991. Mr. Finzi is also a general partner of the general partner of a series of investment funds managed by the Sprout Group and a limited partner of the general partner of ML Ventures II, L.P. From 1984 to 1991, Mr. Finzi was a Vice President of Merrill Lynch Venture Capital. Mr. Finzi also serves as a director of Gentle Dental Service Corporation and a number of private companies.

     Patrick S. Jones. Mr. Jones has served as a member of the Board of Directors of Cerplex since July 1996. Mr. Jones has served as Vice President/Corporate Controller for Intel Corporation since 1992. As such, he is responsible for worldwide accounting, international finance and administration at Intel's overseas locations, accounting services, external reporting, and all financial systems applications. Prior to 1992, Mr. Jones served as Vice President and Chief Financial Officer of LSI Logic Corporation.

     Myron Kunin. Mr. Kunin has served as a member of the Board of Directors of Cerplex since May 1995. Mr. Kunin has served as Chairman of the Board of Regis Corporation since 1983. Mr. Kunin also served as the Chief Executive Officer until July 1995. From 1967 to 1987 he was President of Regis Corporation, and from 1954 to 1965 he served as its Vice President. Mr. Kunin has been a director of Regis Corporation since 1954. Mr. Kunin has been a director and major stockholder of Nortech Systems, Inc. since 1990. Mr. Kunin serves on the Board of Directors of Smartflex Systems Corporation and serves on the boards of several private companies.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     The following summarizes all known filing delinquencies or failure to file with respect to reports on Forms 3, 4 and 5, which were required to be filed pursuant to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") by members of the Cerplex Board and executive officers of Cerplex and the beneficial owners of more than ten percent of the outstanding shares of Cerplex Common Stock: (i) Philip E. Pietrowski, an executive officer of Cerplex, filed on February 10, 1998 a required report on Form 5 disclosing the acquisition of an option to purchase 50,000 shares of Cerplex Common Stock at an exercise price of $1.75 per share, which acquisition should have been disclosed on a Form 5 for the 1996 fiscal year end and (ii) Stephen J. Hopkins, the Chief Executive Officer of Cerplex, filed on February 10, 1998 a required report on Form 5 disclosing no securities owned, which should have been reported on a Form 3 when Mr. Hopkins first became a "reporting person" as Chief Executive Officer of Cerplex in July 1997.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the compensation awarded to, earned by or paid for services rendered to the Company in all capacities during the 1997, 1996, and 1995 fiscal years by (i) the Company's Chief Executive Officers during fiscal 1997 and (ii) the Company's four other most highly compensated executive officers who were serving as executive officers at the end of fiscal 1996 (together, the "Named Executive Officers"). No executive officer who would have otherwise been includable in such table on the basis of salary and bonus earned for the 1997 fiscal year resigned or terminated employment during the fiscal year.

                           SUMMARY COMPENSATION TABLE
                              ANNUAL COMPENSATION

                                                                           COMPENSATION
                                               ANNUAL COMPENSATION          SECURITIES
            NAME AND                     -------------------------------    UNDERLYING        ALL OTHER
       PRINCIPAL POSITION         YEAR   SALARY($)   BONUS($)   OTHER($)   (OPTIONS)(#)   COMPENSATION($)(1)
       ------------------         ----   ---------   --------   --------   ------------   ------------------
William A. Klein(2).............  1997    340,732     --         --               --              741
  Chairman of the Board           1996    400,036     --         --               --            2,979
                                  1995    415,442     --         --               --              791
Stephen J. Hopkins(3)...........  1997    243,000     --         --               --               --
  President and Chief             1996         --     --         --               --               --
  Executive Officer               1995         --     --         --               --               --
Richard C. Davis................  1997    255,984     --         --               --              561
  President of International      1996    217,624     --         --               --            2,979
  Operations                      1995    202,356     --         --               --              791
Philip E. Pietrowski............  1997    212,941     --         --          190,000(4)           466
  President of North              1996    170,155     --         --           70,000(5)         2,979
  American Operations             1995     89,250    20,000      --           20,000(5)            66
Robert W. Hughes(6).............  1997    165,614    20,000      --          100,000              342
  Senior Vice President           1996         --     --         --               --               --
  and Chief Financial Officer     1995         --     --         --               --               --

---------------

(1) Reflects payment of term life insurance premiums for each Named Executive Officer.

(2) Mr. Klein served as the Company's Chief Executive Officer from October 1996 to July 1997.

(3) Mr. Hopkins has served as the Company's Chief Executive Officer since July 1997. Under and in accordance with the terms of the Interim Management Agreement, Mr. Hopkins will resign from the offices of President and Chief Executive Officer effective March 3, 1998 and, on that same date, Mr. George
    L. McTavish will be appointed to such offices.

(4) Includes regrant of 90,000 option shares on March 21, 1997 in connection with Cerplex's option cancellation/regrant program.

(5) These option shares were cancelled on March 21, 1997 in connection with Cerplex's option cancellation/regrant program.

(6) Mr. Hughes served as Senior Vice President and Chief Financial Officer of Cerplex since March 1997. Had Mr. Hughes served in such capacity for the entire 1997 fiscal year, Mr. Hughes' base salary would have been $200,000.

STOCK OPTIONS

     The following table sets forth, for the year ended December 27, 1997, information concerning the grant of options to purchase shares of Common Stock under the Company's 1993 Restated and Amended Stock Option Plan (the "1993 Plan") to the Named Executive Officers. No stock appreciation rights have been granted to any of the Named Executive Officers.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                     POTENTIAL REALIZABLE VALUE AT
                                                                                      ASSUMED ANNUALIZED RATES OF
                           NUMBER OF      PERCENT OF                                  STOCK PRICE APPRECIATION FOR
                           SECURITIES   TOTAL OPTIONS                                      OPTION TERM($)(3)
                           UNDERLYING     GRANTED TO     EXERCISE OF                 ------------------------------
                            OPTIONS      EMPLOYEES IN    BASE PRICE    EXPIRATION
          NAME              GRANTED     FISCAL YEAR(1)    ($/SH)(2)       DATE
          ----             ----------   --------------   -----------   ----------         5%                 10%
Philip E. Pietrowski.....    20,000           2.3%          $0.30       10/02/05        3,773               9,562
                             20,000           2.3%          $0.30       01/22/06        3,773               9,562
                             50,000           5.8%          $0.30       11/03/06        9,433              23,906
                            100,000          11.6%          $0.30       03/20/07       18,867              47,812
Robert W. Hughes.........   100,000          11.6%          $0.30       03/20/07       18,867              47,812

---------------

(1) Based on option grants for an aggregate of 861,250 shares granted to employees in 1997, including the options granted to the Named Executive Officers.

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

     Cerplex implemented an option cancellation/regrant program for one executive officer and other employees holding stock options with an exercise price per share in excess of the market price of Cerplex Common Stock at the time the cancellation/regrant occurred. The cancellation/regrant was effected on March 21, 1997, and a number of outstanding options with an exercise price in excess of $0.30 per share were canceled and new options for the same aggregate number of shares were granted with an exercise price of $0.30 per share. Philip
E. Pietrowski elected to have all 90,000 of his stock options repriced. Optionees who accepted the repricing forfeited all vesting of their options unless they remain in Cerplex's employ through March 21, 1998.

     The following table sets forth information regarding option repricings for all executive officers with respect to each of the Company's executive officers who participated in the option cancellation/regrant program effective March 21, 1998.

                           10-YEAR OPTION REPRICINGS

                                                                                                         LENGTH OF
                                           NUMBER OF        MARKET                                       ORIGINAL
                                           SECURITIES      PRICE OF        EXERCISE                     OPTION TERM
                                           UNDERLYING      STOCK AT        PRICE AT         NEW        REMAINING AT
                                            OPTIONS         TIME OF         TIME OF      EXERCISE         DATE OF
             NAME                DATE     REPRICED (#)   REPRICING ($)   REPRICING ($)   PRICE ($)       REPRICING
------------------------------  -------   ------------   -------------   -------------   ---------   -----------------
Philip E. Pietrowski..........  3/21/97      20,000          $0.30           $6.75         $0.30      8 years 7 months
Philip E. Pietrowski..........  3/21/97      20,000           0.30            6.62          0.30     8 years 10 months
Philip E. Pietrowski..........  3/21/97      50,000           0.30            1.75          0.30      9 years 9 months

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

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                 NUMBER OF SECURITIES
                                                UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED IN-THE-
                                                  OPTIONS AT FY-END           MONEY OPTIONS AT FY-END(1)
                                             ----------------------------    ----------------------------
                   NAME                      EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
                   ----                      -----------    -------------    -----------    -------------
William A. Klein...........................        --               --             --               --
Steven J. Hopkins..........................        --               --             --               --
Richard C. Davis...........................        --               --             --               --
Philip E. Pietrowski.......................        --          190,000             --          $30,400
Robert W. Hughes...........................    30,667           69,333         $4,907          $11,093

---------------

(1) Based upon the market price of $0.46 per share, which was the closing selling price per share of Common Stock on the OTC Bulletin Board on December 26, 1997, the last business day of the 1997 fiscal year, less the option exercise price payable per share.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL AGREEMENTS

     The Company entered into a consulting agreement dated June 30, 1997 (the "Consulting Agreement") with Nightingale & Associates, LLC ("Nightingale"), a partnership of which Mr. Hopkins is a partner, pursuant to which Mr. Hopkins was appointed Cerplex's Chief Executive Officer. In consideration for such services, the Consulting Agreement provides that Nightingale shall receive (i) $150,000 cash payment, (ii) an option to purchase 363,901 shares of the Company's Common Stock at an exercise price of $0.43 upon consummation of the Merger and (iii) professional time fees and expenses.

     The Compensation Committee has the discretionary authority as administrator of the Company's 1993 Plan to provide for the accelerated vesting of the shares of Common Stock subject to outstanding options upon the happening of certain events, including, without limitation, a change in control of the Company whether by successful tender offer for more than 50% of the outstanding voting stock or by proxy contest for the election of Board members. In addition, all outstanding options to purchase shares of Common Stock of Cerplex will vest and become immediately exercisable in the event of (i)(A) a merger (including the Merger) or consolidation in which securities possessing more than 50% of the total combined voting power of the Company's outstanding securities are transferred to a person or persons different from the persons holding those securities immediately prior to such transaction or (B) the sale, transfer or other disposition of all or substantially all of the Company's assets in complete liquidation or dissolution of the Company (each, a "Corporate Transaction") or (ii) if earlier, upon the optionee's involuntary dismissal or discharge by the Company (for reason other than misconduct) following the execution of the definitive acquisition agreement executed in connection with a Corporate Transaction. In addition, certain of the Company's executive officers will be entitled to receive a payment equal to the base salary for one year in the event of a change in control of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Messrs. Robert Finzi and Myron Kunin served as members of the Company's Compensation Committee during the 1997 fiscal year.

COMPENSATION OF DIRECTORS

     Each non-employee director has received $6,000 per quarter as a retainer fee, $1,000 per Board meeting attended and $1,000 per committee meeting attended since January 1, 1994. In addition, each non-employee Board member is eligible to receive automatic option grants under the Company's 1993 Plan as follows: (i) each individual who is first elected or appointed a non-employee Board member at or after the 1997 Annual Stockholders Meeting will automatically be granted, on the date of such initial election or appointment, an option to purchase 40,000 shares of Common Stock and (ii) on the date of each Annual stockholders Meeting, each individual who is reelected to serve as a non-employee Board member will automatically be granted an option to purchase 20,000 shares of Common Stock, provided such individual has served as a non-employee Board member for at least six months prior to the date of the Annual Meeting. The following directors were granted an option to purchase 20,000 shares of Common Stock at the 1997 Annual
Meeting: Robert Finzi, Jerome Jacobson, Myron Kunin and Patrick Jones.

COMPENSATION COMMITTEE REPORT

     It is the responsibility of the Compensation Committee of the Company's Board to make recommendations to the Board with respect to the base salary and bonuses to be paid to the Company's executive officers each fiscal year. The Compensation Committee also administers the 1993 Plan. The following is a summary of the policies of the Compensation Committee which affected the compensation paid to executive officers for the last fiscal year, as reflected in the tables and text set forth elsewhere in this Proxy Statement.

     GENERAL COMPENSATION POLICY. Under the supervision of the Compensation Committee, Cerplex has developed a compensation policy which is designed to attract and retain qualified key executives critical to the Company's success and to provide such executives with performance-based incentives tied to the financial performance of the Company. One of the Compensation Committee's primary objectives is to have a substantial portion of each officer's compensation contingent upon the Company's performance as well as upon the individual's contribution to the success of the Company as measured by his personal performance. Accordingly, each executive officer's compensation package is fundamentally comprised of three elements: (i) base salary which reflects individual experience, expertise and responsibility and is designed to be competitive with salary levels in the industry; (ii) annual incentive compensation which reflects individual and Company performance for the year; and
(iii) long-term stock-based incentive awards which strengthen the mutuality of interests between the executive officers and the Company's stockholders.

     FACTORS. Several of the more important factors which were considered in establishing the components of each executive officer's compensation package for the 1997 fiscal year are summarized below. Additional factors were also taken into account, and the Compensation Committee may in its discretion apply entirely different factors, particularly different measures of financial performance, in setting executive compensation for future fiscal years.

     - BASE SALARY. The base salary levels for the executive officers were established for the 1997 fiscal year on the basis of the following factors: experience, expertise, responsibility, personal performance, the estimated salary levels in effect for similar positions at a select group of companies with which the Company competes for executive talent, and internal comparability considerations. The Compensation Committee, however, did not rely upon any specific compensation surveys for comparative data. Instead, the Compensation Committee made its decisions as to the appropriate market level of base salary for each executive officer on the basis of its understanding of the salary levels in effect for similar positions at those companies with which the Company competes for executive talent. Base salaries will be reviewed on an annual basis, and adjustments will be made in accordance with the factors indicated above.

     - ANNUAL INCENTIVE COMPENSATION. The Board has discretionary authority to award cash bonuses to executive officers and employees in accordance with recommendations made by the Compensation Committee based upon the extent to which certain financial and performance targets established annually by the Compensation Committee are met and the contribution of each such officer and employee to the attainment of such targets. For fiscal year 1997, the performance targets for each of the Named Executive Officers (as defined under the caption "Compensation of Directors and Executive Officers -- Summary of Cash and Certain Other Compensation") included net sales and pre-tax profit. The weight given to each factor varied from individual to individual. With the exception of Robert Hughes, no bonuses were awarded in fiscal year 1997 to the Named Executive Officers due to the Company's failure to meet the performance targets established by the Compensation Committee. The bonus paid to Mr. Hughes was a non-discretionary component of his compensation package.

     - LONG-TERM INCENTIVE COMPENSATION. Cerplex has also adopted the 1993 Plan. Each grant under the 1993 Plan is designed to align the interests of the executive officers with those of the stockholders and provide each individual with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business and to remain in the service of the Company. The Company has established certain general guidelines in making option grants to the executive officers in an attempt to target a fixed number of vested option shares based upon the individual's position with the Company and his or her existing holdings of vested options. The number of shares subject to each option grant is based upon the officer's tenure, level of responsibility and relative position in Cerplex. However, the Company does not adhere strictly to these guidelines and will vary the size of the option grant made to each executive officer as it feels the circumstances warrant. Each grant allows the officer to acquire shares of Cerplex Common Stock at a fixed price per share (the market price on the grant date) over a specified period of time (up to 10 years). The option vests over time subject to the executive officer's continued employment with the Company. Accordingly, the option will provide a return to the executive officer only if he or she remains in the Company's employ and the market price of the Company's Common Stock appreciates over the option term.

     - SPECIAL OPTION REGRANT PROGRAM. During the 1997 fiscal year, the Compensation Committee felt that circumstances had made it necessary for the Company to implement an option cancellation/regrant program pursuant to which a number of outstanding options held by Philip Pietrowski, an executive officer of the Company, and other employees under the Option Plan were canceled, and new options for the same number of shares were granted with a lower exercise price per share equal to the market price of the Company's Common Stock on the regrant date.

     The Compensation Committee determined that this program was necessary because equity incentives are a significant component of the total compensation package of the Company's employees and play a substantial role in the Company's ability to retain the services of individuals essential to the Company's long-term financial success. Prior to the implementation of the program, the market price of the Company's Common Stock had fallen as a result of the factors discussed under "Management's Discussion and Analysis of Results of Operations and Financial Condition" herein. The Compensation Committee felt that the Company's ability to retain key employees would be significantly impaired, unless value was restored to their options in the form of regranted options at the current market price of the Company's Common Stock.

     Accordingly, on March 21, 1997, a number of outstanding options held by Philip Pietrowski and other employees of the Company with an exercise price in excess of $0.30 per share were cancelled, and new options for the same number of shares were granted with an exercise price of $0.30 per share, the market price of the Common Stock on that date. Pursuant to the new lower-priced options, no shares will vest during the one-year period of the optionee's service measured from the March 21, 1997 grant date. However, following such one-year period the optionee will receive credit for any vesting accrued in accordance with the vesting schedule established for the cancelled, higher-priced option and the new option will become exercisable in accordance with such schedule.

     As a result of the new vesting schedule imposed on the regranted options, the Compensation Committee believes that the program strikes an appropriate balance between the interests of the option holders and those of the stockholders. The lower exercise prices in effect under the regranted options make those options valuable once again to the executive officers and key employees critical to the Company's financial performance. However, those individuals will enjoy the benefits of the regranted options only if they in fact remain in the Company's employ through March 21, 1998 and contribute to the Company's financial success.

     - CEO COMPENSATION. The base salary established for the 1997 fiscal year for Mr. William Klein, the Company's Chief Executive Officer until July 1997, reflected the Compensation Committee's policy to maintain a level of stability and certainty with respect to the Chief Executive Officer's base salary from year to year, and there was no intent to have this particular component of compensation affected to any significant degree by the Company's performance factors. In setting the Chief Executive Officer's base salary at $300,000, the Compensation Committee sought to provide a level of base salary competitive to that paid with other chief executive officers in the industry and to maintain internal comparability. No bonuses were paid to Mr. Klein during 1997. Mr. Klein voluntarily reduced his base salary for the 1997 fiscal year from $400,000 to $300,000 due to the Company's cash flow issues. The salary for Mr. Stephen Hopkins, the Company's Chief Executive Officer since July 1997, was determined through an arms-length negotiation between the Company and Nightingale in connection with the Consulting Agreement. (See "Employment Contracts, Termination of Employment and Change-In-Control Agreements" herein.) Mr. Hopkins' appointment to the office of Chief Executive Officer was mandated by Cerplex's senior lenders under the terms of the Credit Agreement.

     TAX LIMITATION. As a result of federal tax legislation enacted in 1993, a publicly-held company such as Cerplex will not be allowed a federal income tax deduction for compensation paid to certain executive officers, to the extent that compensation exceeds $1 million per officer in any year. This limitation was in effect for the 1997 fiscal year, but the compensation paid to the Company's executive officers for the 1997 fiscal year did not exceed the $1 million limit per officer. This limitation will apply to all compensation paid to the covered executive officers which is not considered to be performance based. Compensation which does qualify as performance-based compensation will not have to be taken into account for purposes of this limitation. At the 1996 Annual Meeting, the stockholders approved certain amendments to the 1993 Plan intended to assure that any compensation deemed paid in connection with the exercise of stock options granted under that plan with an exercise price equal to the market price of the option shares on the grant date will qualify as performance-based compensation. Because it is very unlikely that the cash compensation payable to any of the Company's executive officers in the foreseeable future will approach the $1 million limit, the Compensation Committee has decided at this time not to take any other action to limit or restructure the elements of cash compensation payable to the Company's executive officers. The Compensation Committee will reconsider this decision should the individual compensation of any executive officer ever approach the $1 million level.

Dated: March 2, 1998                      Compensation Committee

                                          Robert Finzi
                                          Myron Kunin

PERFORMANCE GRAPH

     The graph depicted below shows Cerplex's stock price as an index for the period commencing April, 1994 to December 27, 1997 assuming $100 invested on April 8, 1994 (the date of Cerplex's initial public offering) and reinvestment of dividends, along with the composite prices of companies listed on the University of Chicago's Center for Research on Security Prices ("CRSP"), Total Return Index for National Association of Securities Dealers Automated Quotation Stock Market ("Nasdaq") and Computer and Data Processing Index ("C&DP").

MEASUREMENT                        COMPUTER AND DATA          NASDAQ
  PERIOD            CERPLEX           PROCESSING           STOCK MARKET
-----------         -------        -----------------       ------------
APR-94                100                100                   100
DEC-94                 98                120                   104
DEC-95                 70                183                   146
DEC-96                  9                225                   180
DEC-97                  4                273                   216


     Notwithstanding anything to the contrary set forth in any of Cerplex's previous filings under the Securities Act of 1933, as amended (the "Securities Act"), or the Exchange Act, which might incorporate future filings, including this Proxy Statement, the following Compensation Committee Report and the Company's Stock Performance Graph will not be incorporated by reference into any of those prior filings with the SEC, nor will such report or graph be incorporated by reference into any future filings with the Securities and Exchange Commission (the "SEC") made by Cerplex under these statutes or the rules and regulations thereunder.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information known to Cerplex regarding the ownership of Cerplex Common Stock as of March 20, 1998 by (i) each named executive officer of Cerplex, (ii) each director, (iii) all current directors and executive officers of Cerplex as a group and (iv) each stockholder known to Cerplex to be a beneficial owner of more than five percent (5%) of Cerplex's Common Stock.

                                                              AMOUNT AND NATURE
                                                                OF BENEFICIAL      PERCENT OF
                  NAME OF BENEFICIAL OWNER                      OWNERSHIP(#)         CLASS
                  ------------------------                    -----------------    ----------
William A. Klein(1).........................................      8,604,281          23.64%
Myron Kunin(2)..............................................      1,002,642           2.75
Richard C. Davis............................................        845,871           2.32
Philip E. Pietrowski(3).....................................        190,000              *
Robert W. Hughes(4).........................................        100,000              *
Jerome Jacobson(5)..........................................         77,605              *
Robert Finzi(6).............................................         63,500              *
Patrick S. Jones(7).........................................         40,000              *
Stephen J. Hopkins(8).......................................              0              0
All current directors and executive officers as a group (9
  persons)(9)...............................................     10,943,899          29.66
DLJ Capital Corporation(10).................................      9,443,659          25.87
277 Park Avenue
New York, NY 10172
Sprout Growth II, L.P. .....................................      8,410,398          23.11
277 Park Avenue
New York, NY 10172
Whitman Partners, L.P. .....................................      2,978,773           8.19
525 University Avenue, Suite 701
Palo Alto, CA 94301
Citibank, N.A.(11)..........................................      2,137,188           5.55
599 Lexington Avenue
New York, New York 10043

---------------

  *   Less than 1% as of March 20, 1998.

(#) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of Cerplex Common Stock subject to options and warrants which are currently exercisable or convertible or which will become exercisable or convertible 60 days after March 20, 1998 are deemed outstanding for computing the beneficial ownership of the person holding such option or warrant, but are not outstanding for computing the beneficial ownership of any other person or entity. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Cerplex Common Stock shown as beneficially owned by them.

 (1) Includes 2,442,599 shares of Cerplex Common Stock held by the Klein Investments Family Limited Partnership, 1,271,299 shares of Cerplex Common Stock held by the Klein 1994 Charitable Remainder Unitrust, and 180,000 held by the Klein Family Foundation. Mr. Klein disclaims beneficial ownership of these shares except to the extent of his indirect interest in the shares held by the Klein Investments Family Limited Partnership and the Klein 1994 Charitable Remainder Unitrust.

 (2) Includes 50,000 shares of Cerplex Common Stock issuable upon the exercise of immediately exercisable options.

 (3) Includes 190,000 shares of Cerplex Common Stock issuable upon the exercise of immediately exercisable options.

 (4) Includes 100,000 shares of Cerplex Common Stock issuable upon the exercise of immediately exercisable options.

 (5) Includes 60,000 shares of Cerplex Common Stock issuable upon the exercise of immediately exercisable options.

 (6) Includes 60,000 shares issuable upon the exercise of immediately exercisable options held by Mr. Finzi for the beneficial ownership of DLJ Capital Corporation. Mr. Finzi disclaims beneficial ownership of these shares. Mr. Finzi serves as a Vice President of Sprout Group, a division of DLJ Capital Corporation, and is a general partner of one of the general partners of Sprout Growth II, L.P. As such, Mr. Finzi may be deemed the beneficial owner of the shares of Cerplex Common Stock held by Sprout Growth II, L.P. Mr. Finzi disclaims such beneficial ownership except to the extent of his indirect partnership interest in Sprout Growth II, L.P.

 (7) Includes 40,000 shares of Cerplex Common Stock issuable upon the exercise of immediately exercisable options.

 (8) Does not include 363,901 shares of Cerplex Common Stock issuable upon the exercise of immediately exercisable options to be granted immediately preceding the closing of the Merger.

 (9) This number reflects the stock ownership of Cerplex's executive officers
     and directors as of February   , 1998 (which are named in "Directors and
     Executive Officers of Cerplex" herein), which incorporates the shares and options referenced in footnotes (1) through (8) above.

(10) Includes 8,410,398 shares beneficially owned by Sprout Growth II, L.P. DLJ Capital Corporation, as the managing general partner of Sprout Growth II, L.P., may be deemed to share voting and dispositive power with respect to these shares. DLJ Capital Corporation disclaims beneficial ownership of these shares except to the extent of its direct and indirect partnership interests in Sprout Growth II, L.P. Also includes 53,826 and 3,167 shares of Cerplex Common Stock issuable upon the exercise of immediately exercisable warrants beneficially owned by DLJ Capital Corporation and DLJ First ESC LLC, respectively, and 60,000 options held by Mr. Finzi for the beneficial ownership of DLJ Capital Corporation. See footnote (6) above.

(11) Includes 2,137,188 shares of Cerplex Common Stock issuable upon the exercise of warrants. All of such warrants shall be cancelled if the Merger occurs prior to or on April 30, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Cerplex subleased certain real property for its operations in Newburgh, New York from WC Cartwright. Messrs. Klein, Kunin and Davis and Ms. Carolyn J. Klein (the spouse of Mr. Klein) are officers, directors and principal shareholders of WC Cartwright. Cerplex currently owes WC Cartwright the sum of $99,425 for back rent and building maintenance and repair fees pertaining to such leased property.

     In connection with a private placement of Series B Preferred Stock in June 1996, DLJ Capital Corporation purchased 231 shares of Series B Preferred Stock, at a price of $1,000 per share, which was converted into 770,000 shares of Cerplex Common Stock on April 11, 1997. In addition, Sprout Growth II, L.P. purchased 2,269 shares of Series B Preferred Stock at a price of $1,000 per share, which were converted into 7,563,333 shares of Cerplex Common Stock on April 11, 1997. Each of DLJ Capital Corporation and Sprout Growth II, L.P. are related to Robert Finzi (as more fully described in footnotes (6) and (10) to the table set forth under the caption "Security Ownership of Certain Beneficial Owners and Management of Cerplex"). On April 1, 1997 two entities affiliated with William A. Klein purchased from an unaffiliated third party an aggregate of 750 shares of Series B Preferred Stock and converted such shares into 3,663,898 shares of Cerplex Common Stock on the same date. In addition, Richard C. Davis, a director and the President of International Operations of Cerplex, purchased from an unaffiliated third party 50 shares of Series B Preferred Stock, which were converted into 166,667 shares of Cerplex Common Stock on April 9, 1997.

     In 1998, Cerplex rescinded an option exercise and related promissory note in the principal amount of $80,000 payable by Mr. Jacobson, a director of Cerplex. In addition, Cerplex leases a car for use by William A. Klein, with monthly payments in the amount of $2,375, and has agreed to buy out the lease on behalf of Mr. Klein (for an amount of approximately $100,000) upon termination of Mr. Klein's employment. In addition, Cerplex has entered into indemnification agreements with each of its directors.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this report:

        (1) Financial Statements:

           The Company's financial statements appear on the pages referenced below:

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   F-1
Consolidated Balance Sheets as of December 31, 1997 and
  1996......................................................   F-2
Consolidated Statements of Operations for the years ended
  December 31, 1997, 1996 and 1995..........................   F-3
Consolidated Statements of Stockholders' Equity (Deficiency)
  for the years ended December 31, 1997, 1996 and 1995......   F-4
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995..........................   F-5
Notes to Consolidated Financial Statements..................   F-6

        (2) Financial Statement Schedules:

           The Company's financial statement schedules appears on the page referenced below:

                         SCHEDULES                            PAGE
                         ---------                            ----
I -- Condensed Financial Information of Registrant..........   S-1
II -- Valuation and Qualifying Accounts.....................   S-4

        (3) Exhibits:

EXHIBIT
NUMBER                         TITLE                                       METHOD OF FILING
-------                        -----                                       ----------------
 2.1      Agreement of Merger dated as of August 30, 1993,    Incorporated herein by reference to
          by and among Cerplex Incorporated, Diversified      Exhibit 2.1 to the Company's Registration
          Manufacturing Services, Inc. ("DMS"), EMServe,      Statement on Form S-1 (File No. 33-75004)
          Inc. ("EMServe"), InCirT Technology Incorporated    which was declared effective by the
          ("InCirT") and Testar, Inc. ("Testar").             Commission on April 8, 1994.
 2.2      Agreement and Plan of Merger dated November 12,     Incorporated herein by reference to
          1993, between The Cerplex Group Subsidiary, Inc.    Exhibit 2.2 to the Company's Registration
          and Registrant (conformed copy to original).        Statement on Form S-1 (File No. 33-75004)
                                                              which was declared effective by the
                                                              Commission on April 8, 1994.
 2.3      Certificate of Ownership and Merger of              Incorporated herein by reference to
          Registrant with and into The Cerplex Group          Exhibit 2.2 to the Company's Registration
          Subsidiary, Inc. dated as of November 12, 1993.     Statement on Form S-1 (File No. 33-75004)
                                                              which was declared effective by the
                                                              Commission on April 8, 1994.

EXHIBIT
NUMBER                         TITLE                                       METHOD OF FILING
-------                        -----                                       ----------------
 2.4      Asset Purchase Agreement effective December 17,     Incorporated herein by reference to
          1993 by and between Certech Technology, Inc., a     Exhibit 2.4 to the Company's Registration
          wholly-owned subsidiary of the Registrant           Statement on Form S-1 (File No. 33-75004)
          ("Certech"), and Spectradyne, Inc.                  which was declared effective by the
          ("Spectradyne").                                    Commission on April 8, 1994.
 2.5      Purchase and Sale Agreement dated as of July 29,    Incorporated herein by reference to
          1994, by and among The Cerplex Group, Inc.,         Exhibit 2 to the Form 8-K filed July 29,
          Cerplex Limited, BT Repair Services Limited and     1994.
          BT.
 2.6      Contract for repair, calibration and warehousing    Incorporated herein by reference to
          of certain items of BT Equipment dated as of        Exhibit 10 to the Form 8-K filed July 29,
          July 29, 1994, among The Cerplex Group and          1994.
          Cerplex Limited and BT.
 2.7      Formation and Contribution Agreement effective      Incorporated herein by reference to
          December 1, 1994 by and among Modcomp/Cerplex       Exhibit 2.7 to the Company's Annual Report
          L.P., Modular Computer Systems, Inc., Cerplex       on Form 10-K for the fiscal year ended
          Subsidiary, Inc. and The Cerplex Group, Inc.        January 1, 1995.
 2.8      Contingent Promissory Note dated December 1,        Incorporated herein by reference to
          1994 issued by Modcomp/Cerplex L.P. to Modular      Exhibit 2.8 to the Company's Annual Report
          Computer Systems, Inc.                              on Form 10-K for the fiscal year ended
                                                              January 1, 1995.
 2.9      Limited Partnership Agreement of Modcomp/Cerplex    Incorporated herein by reference to
          L.P. effective December 1, 1994.                    Exhibit 2.8 to the Company's Annual Report
                                                              on Form 10-K for the fiscal year ended
                                                              January 1, 1995.
 2.10     Put/Call Option Agreement effective December 1,     Incorporated herein by reference to
          1994 by and among Cerplex Subsidiary, Inc., The     Exhibit 2.8 to the Company's Annual Report
          Cerplex Group, Inc., Modular Computer Systems,      on Form 10-K for the fiscal year ended
          Inc. and Modcomp Joint Venture Inc.                 January 1, 1995.
 2.11     Stock Purchase Agreement dated as of June 29,       Incorporated herein by reference to
          1995 by and among The Cerplex Group, Inc., Tu       Exhibit 2.11 to the Company's Quarterly
          Nguyen and Phuc Le.                                 Report on Form 10-Q for the quarter ended
                                                              October 1, 1995.
 2.12     Letter Agreement dated April 5, 1996 by and         Incorporated herein by reference to
          among Modular Computer Systems, Inc., Modcomp       Exhibit 2.12 to the Company's Annual
          Joint Venture, Inc., AEG Aktiengesellschaft, the    Report on Form 10-K for the fiscal year
          Company, Cerplex Subsidiary, Inc. and               ended December 31, 1995.
          Modcomp/Cerplex L.P.
 2.13     Stock Purchase Agreement dated as of May 24,        Incorporated herein by reference to
          1996, by and among The Cerplex Group, Inc.,         Exhibit 2.13 to the Company's Current
          Cerplex Limited, Rank Xerox -- The Document         Report on Form 8-K dated May 24, 1996.
          Company SA and Rank Xerox Limited (conformed
          copy to original).
 2.14     Contract of Warranty dated as of May 24, 1996,      Incorporated herein by reference to
          by and among The Cerplex Group, Inc., Cerplex       Exhibit 2.14 to the Company's Current
          Limited , Rank Xerox -- The Document Company SA     Report on Form 8-K dated May 24, 1996.
          and Rank Xerox Limited (conformed copy to the
          original).
 2.15     Supply and Services Agreement dated as of May       Incorporated herein by reference to
          24, 1996, by and among The Cerplex Group, Inc.,     Exhibit 2.15 to the Company's Current
          Cerplex Limited, Rank Xerox -- The Document         Report on Form 8-K dated May 24, 1996.
          Company SA and Rank Xerox Limited (conformed
          copy to the original).
 2.16     Stock Purchase Agreement dated March 28, 1997       Incorporated herein by reference to
          relating to all of the outstanding stock of         Exhibit 2.13 to the Company's Annual
          Peripheral Computer Support, Inc. among the         Report on Form 10-K for the fiscal year
          Company, PCS Acquisition Co., Inc., and             ended December 31, 1996.
          Lincolnshire Equity Partners, L.P.

EXHIBIT
NUMBER                         TITLE                                       METHOD OF FILING
-------                        -----                                       ----------------
 2.17     Asset Purchase Agreement dated August 6, 1997 by    Incorporated herein by reference to
          and among the Company, Cerplex Subsidiary, Inc.,    Exhibit 2.17 to the Company's Quarterly
          Modcomp Joint Venture, Inc., Modcomp/Cerplex        Report on Form 10-Q for the quarter ended
          L.P. and CSP Inc.                                   June 30, 1997.
 2.18     Agreement and Plan of Merger dated as of January    Incorporated herein by reference to
          30, 1998 ("Merger Agreement") among Aurora          Exhibit 2.18 to the Company's Current
          Electronics, Inc., a Delaware corporation           Report on Form 8-K dated January 30, 1998.
          ("Aurora"), Holly Acquisition Corp., a Delaware
          corporation and wholly-owned subsidiary of
          Aurora ("Aurora Sub") and the Company.
 3.1      Restated Certificate of Incorporation of the        Incorporated herein by reference to
          Registrant.                                         Exhibit 3.1 to the Company's Registration
                                                              Statement on Form S-1 (File No. 33-75004)
                                                              which was declared effective by the
                                                              Commission on April 8, 1994.
 3.2      Bylaws of the Registrant                            Incorporated herein by reference to
                                                              Exhibit 3.2 to the Company's Registration
                                                              Statement on Form S-1 (File No. 33-75004)
                                                              which was declared effective by the
                                                              Commission on April 8, 1994.
 3.3      Certificate of Amendment of the Restated            Incorporated herein by reference to
          Certificate of Incorporation of the Registrant      Exhibit 3.3 to the Company's Quarterly
          (filed June 16, 1997).                              Report on Form 1-Q for the quarter ended
                                                              June 30, 1997.
 4.1      Stock Purchase Agreement dated as of November       Incorporated herein by reference to
          19, 1993 by and among the Registrant, the           Exhibit 4.1 to the Company's Registration
          stockholders of the Registrant identified in        Statement on Form S-1 (File No. 33-75004)
          Part A of Schedule 1 thereto and the purchasers     which was declared effective by the
          of shares of the Registrant's Series A Preferred    Commission on April 8, 1994.
          Stock identified in Schedule 1 thereto
          (including the Schedules thereto; Exhibits
          omitted).
 4.2      Registration Rights Agreement dated as of           Incorporated herein by reference to
          November 19, 1993, by and among the Registrant,     Exhibit 4.2 to the Company's Registration
          the investors listed on Schedule A thereto and      Statement on Form S-1 (File No. 33-75004)
          the security holders of the Registrant listed on    which was declared effective by the
          Schedule B thereto, together with Amendment No.     Commission on April 8, 1994.
          1.
 4.3      Co-Sale Agreement dated as of November 19, 1993,    Incorporated herein by reference to
          by and among the Registrant, the managers listed    Exhibit 4.3 to the Company's Registration
          on Schedule A thereto and the investors listed      Statement on Form S-1 (File No. 33-75004)
          on Schedule B thereto.                              which was declared effective by the
                                                              Commission on April 8, 1994.
 4.4      Warrant Agreement dated as of November 19, 1993,    Incorporated herein by reference to
          by and among the Registrant and the purchasers      Exhibit 4.4 to the Company's Registration
          listed in Annex 1 thereto.                          Statement on Form S-1 (File No. 33-75004)
                                                              which was declared effective by the
                                                              Commission on April 8, 1994.
 4.5      Placement Agent Warrant Purchase Agreement dated    Incorporated herein by reference to
          as of November 19, 1993, between the Registrant     Exhibit 4.5 to the Company's Registration
          and Donaldson, Lufkin & Jenrette Securities         Statement on Form S-1 (File No. 33-75004)
          Corporation.                                        which was declared effective by the
                                                              Commission on April 8, 1994.

EXHIBIT
NUMBER                         TITLE                                       METHOD OF FILING
-------                        -----                                       ----------------
 4.6      Observation Rights Agreement dated as of            Incorporated herein by reference to
          November 19, 1993, between the Registrant and       Exhibit 4.6 to the Company's Registration
          certain stock purchasers.                           Statement on Form S-1 (File No. 33-75004)
                                                              which was declared effective by the
                                                              Commission on April 8, 1994.
 4.7      Observation Rights Agreement dated as of            Incorporated herein by reference to
          November 19, 1993, between the Registrant and       Exhibit 4.7 to the Company's Registration
          certain note purchasers.                            Statement on Form S-1 (File No. 33-75004)
                                                              which was declared effective by the
                                                              Commission on April 8, 1994.
 4.8      Note Purchase Agreement dated as of November 19,    Incorporated herein by reference to
          1993, by and among the Registrant and The           Exhibit 4.8 to the Company's Registration
          Northwestern Mutual Life Insurance Company, John    Statement on Form S-1 (File No. 33-75004)
          Hancock Mutual Life Insurance, Registrant and       which was declared effective by the
          Bank of Scotland London Nominees Limited.           Commission on April 8, 1994.
 4.9      Amendment No. 2 to Registration Rights Agreement    Incorporated herein by reference to
          dated as of April 6, 1994, by and among the         Exhibit 4.9 to the Company's Registration
          Registrant and certain of its Securities            Statement on Form S-1 (File No. 33-75004)
          holders.                                            which was declared effective by the
                                                              Commission on April 8, 1994.
 4.10     Amendment to Note Purchase Agreement, dated as      Incorporated herein by reference to
          of October 27, 1994, by and among the Company,      Exhibit 4.10 to the Company's Annual
          Northwestern Mutual Life Insurance Company, John    Report on Form 10-K for the fiscal year
          Hancock Mutual Life Insurance Company and North     ended March 31, 1995.
          Atlantic Smaller Companies Trust P.L.C.
          (collectively, the "Noteholders").
 4.11     Waiver and Amendment Agreement dated April 15,      Incorporated herein by reference to
          1996 by and among Company, The Northwestern         Exhibit 4.11 to the Company's Annual
          Mutual Life Insurance Company, John Hancock         Report on Form 10-K for the fiscal year
          Mutual Life Insurance Company and North Atlantic    ended December 31, 1995.
          Smaller Companies Investment Trust PLC.
 4.12     Warrant Agreement dated as of April 15, 1996 by     Incorporated herein by reference to
          and among Company, The Northwestern Mutual Life     Exhibit 4.12 to the Company's Annual
          Insurance Company, John Hancock Mutual Life         Report on Form 10-K for the fiscal year
          Insurance Company and North Atlantic Smaller        ended December 31, 1995.
          Companies Investment Trust PLC.
 4.13     First Amendment to Warrant Agreement dated April    Incorporated herein by reference to
          15, 1996 by and among Company and each of the       Exhibit 4.13 to the Company's Annual
          holders of warrants listed on Schedule A            Report on Form 10-K for the fiscal year
          thereto, with respect to that certain Warrant       ended December 31, 1995.
          Agreement dated November 19, 1993.
 4.14     First Amendment to Observation Rights Agreement     Incorporated herein by reference to
          dated as of April 15, 1996 between Company and      Exhibit 4.14 to the Company's Annual
          certain note purchasers.                            Report on Form 10-K for the fiscal year
                                                              ended December 31, 1995.
 4.15     Third Amendment to Registration Rights Agreement    Incorporated herein by reference to
          dated as of April 15, 1996 by and among Company,    Exhibit 4.15 to the Company's Annual
          the investors of Company listed on Schedule A       Report on Form 10-K for the fiscal year
          thereto and the security holders of Company         ended December 31, 1995.
          listed on Schedule B thereto.
 4.16     Warrant Agreement dated April 15, 1996 by and       Incorporated herein by reference to
          among Company, Wells Fargo Bank, National           Exhibit 4.16 to the Company's Annual
          Association, Sumitomo Bank of California, BHF       Report on Form 10-K for the fiscal year
          Bank Aktiengesellschaft and Comerica                ended December 31, 1995.
          Bank-California.

EXHIBIT
NUMBER                         TITLE                                       METHOD OF FILING
-------                        -----                                       ----------------
 4.17     Stock Purchase Agreement dated June 10, 1996 by     Incorporated herein by reference to
          and among the Company and the investors listed      Exhibit 4.17 to the Company's Quarterly
          on Schedule A thereto.                              Report on Form 10-Q filed August 14, 1996.
 4.18     Fourth Amendment to Registration Rights             Incorporated herein by reference to
          Agreement dated June 10, 1996 by and among          Exhibit 4.18 to the Company's Quarterly
          Company, the investors listed on Schedule A         Report on Form 10-Q filed August 14, 1996.
          thereto, the security holders of Company listed
          on Schedule B thereto, the banks listed on
          Schedule C thereto and each of the parties
          listed on Schedule D thereto.
 4.19     Certificate of Designation of Preferences of        Incorporated herein by reference to
          Series B Preferred Stock of The Cerplex Group,      Exhibit 3.3 to the Company's Quarterly
          Inc.                                                Report on Form 10-Q filed August 14, 1996.
 4.20     Waiver and Amendment Agreement dated October 31,    Incorporated herein by reference to
          1996 by and among the company and the               Exhibit 4.17 to the Company's Annual
          Noteholders.                                        Report on Form 10-K for the fiscal year
                                                              ended December 31, 1996.
 4.21     Waiver and Amendment Agreement dated December 9,    Incorporated herein by reference to
          1996 by and among the company and the               Exhibit 4.18 to the Company's Annual
          Noteholders.                                        Report on Form 10-K for the fiscal year
                                                              ended December 31, 1996.
 4.22     Side Letter dated March 28, 1997 by and among       Incorporated herein by reference to
          the Company and the Noteholders.                    Exhibit 4.19 to the Company's Annual
                                                              Report on Form 10-K for the fiscal year
                                                              ended December 31, 1996.
 4.23     Amended and Restated Note Purchase Agreement        Incorporated herein by reference to
          dated April 9, 1997 by and among the Company and    Exhibit 4.20 to the Company's Annual
          the Noteholders.                                    Report on Form 10-K for the fiscal year
                                                              ended December 31, 1996.
 4.24     Second Amendment to Warrant Agreement dated         Incorporated herein by reference to
          April 9, 1997, by and among the Company and each    Exhibit 4.21 to the Company's Annual
          of the holders of warrants listed on Schedule A     Report on Form 10-K for the fiscal year
          thereto, which Second Amendment amends the          ended December 31, 1996.
          Warrant Agreement dated November 19, 1993 as
          amended by the First Amendment to Warrant
          Agreement dated April 15, 1996.
 4.25     Second Amendment to Warrant Agreement dated         Incorporated herein by reference to
          April 9, 1997 by and among the Company and each     Exhibit 4.22 to the Company's Annual
          of the holders of warrants listed on Schedule A     Report on Form 10-K for the fiscal year
          thereto, which Second Amendment amends the          ended December 31, 1996.
          Warrant Agreement dated April 15, 1996, as
          amended by a Waiver and Amendment Agreement
          dated October 31, 1996.
 4.26     Amended and Restated Warrant Agreement dated        Incorporated herein by reference to
          April 9, 1997 by and among the Company; Wells       Exhibit 4.23 to the Company's Annual
          Fargo Bank, National Association; BHF-Bank          Report on Form 10-K for the fiscal year
          Aktiengesellschaft; and Citibank, N.A.              ended December 31, 1996.
 4.27     Fifth Amendment to Registration Rights Agreement    Incorporated herein by reference to
          dated as of April 9, 1997 by and among the          Exhibit 4.27 to the Company's Quarterly
          Company, the investors listed on Schedule A         Report on Form 10-Q for the quarter ended
          thereto, the security holders of the Company        June 30, 1997.
          listed on Schedule B thereto, the banks listed
          on Schedule C thereto, and the parties listed on
          Schedule D thereto.
 4.28     Waiver Agreement dated as of June 30, 1997 among    Incorporated herein by reference to
          the Company and the Noteholders.                    Exhibit 4.28 to the Company's Quarterly
                                                              Report on Form 10-Q for the quarter ended
                                                              June 30, 1997.

EXHIBIT
NUMBER                         TITLE                                       METHOD OF FILING
-------                        -----                                       ----------------
 4.29     Side letter dated July 10, 1997 by and among the    Incorporated herein by reference to
          Company and the Noteholders.                        Exhibit 4.29 to the Company's Quarterly
                                                              Report on Form 10-Q for the quarter ended
                                                              June 30, 1997.
 4.30     Side letter dated August 6, 1997 by and among       Incorporated herein by reference to
          the Company and the Noteholders.                    Exhibit 4.30 to the Company's Quarterly
                                                              Report on Form 10-Q for the quarter ended
                                                              June 30, 1997.
 4.31     Sixth Amendment to Registration Rights Agreement    Incorporated herein by reference to
          dated as of August 20, 1997 by and among the        Exhibit 4.31 to the Company's Current
          Company, the investors listed on Schedule A         Report on Form 8-K dated August 27, 1997.
          thereto, the security holders of the Company
          listed on Schedule B thereto, the banks listed
          on Schedule C thereto, and the parties listed on
          Schedule D thereto.
 4.32     First Amendment Agreement dated as of August 20,    Incorporated herein by reference to
          1997, by and among the Company, The Northwestern    Exhibit 4.32 to the Company's Current
          Mutual Life Insurance Company, John Hancock         Report on Form 8-K dated August 27, 1997.
          Mutual Life Insurance Company and North Atlantic
          Smaller Companies Investment Trust PLC.
 4.33     Warrant Agreement dated as of August 20, 1997 by    Incorporated herein by reference to
          and between the Company, The Northwestern Mutual    Exhibit 4.33 to the Company's Current
          Life Insurance Company, John Hancock Mutual Life    Report on Form 8-K dated August 27, 1997.
          Insurance Company and North Atlantic Smaller
          Companies Investment Trust PLC.
 4.34     Third Amendment to Warrant Agreement dated as of    Incorporated herein by reference to
          August 20, 1997, by and among the Company and       Exhibit 4.34 to the Company's Current
          the Noteholders with respect to that certain        Report on Form 8-K dated August 27, 1997.
          Warrant Agreement dated as of April 15, 1996 by
          and among the Company and the Noteholders.
 4.35     Third Amendment to Warrant Agreement dated as of    Incorporated herein by reference to
          August 20, 1997, by and among the Company and       Exhibit 4.35 to the Company's Current
          the Noteholders with respect to that certain        Report on Form 8-K dated August 27, 1997.
          Warrant Agreement dated as of November 19, 1993
          by and among the Company and the Noteholders.
 4.36     Warrant Agreement dated as of August 20, 1997 by    Incorporated herein by reference to
          and between the Company and Citibank, N.A.          Exhibit 4.36 to the Company's Current
                                                              Report on Form 8-K dated August 27, 1997.
 4.37     Second Amendment to Observation Rights Agreement    Incorporated herein by reference to
          dated August 20, 1997 by and among the Company,     Exhibit 4.37 to the Company's Current
          The Northwestern Mutual Life Insurance Company      Report on Form 8-K dated August 27, 1997.
          and John Hancock Mutual Life Insurance Company.
10.1      The Registrant's 1990 Stock Option Plan (the        Incorporated herein by reference to
          "1990 Plan").                                       Exhibit 10.1 to the Company's Registration
                                                              Statement on Form S-1 (File No. 33-75004)
                                                              which was declared effective by the
                                                              Commission on April 8, 1994.
10.2      Form of Stock Option Agreement pertaining to the    Incorporated herein by reference to
          1990 Plan.                                          Exhibit 10.2 to the Company's Registration
                                                              Statement on Form S-1 (File No. 33-75005)
                                                              which was declared effective by the
                                                              Commission on April 8, 1994.

EXHIBIT
NUMBER                         TITLE                                       METHOD OF FILING
-------                        -----                                       ----------------
10.3      Form of Stock Purchase Agreement pertaining to      Incorporated herein by reference to
          the 1990 Plan.                                      Exhibit 10.3 to the Company's Registration
                                                              Statement on Form S-1 (File No. 33-75004)
                                                              which was declared effective by the
                                                              Commission on April 8, 1994.
10.4      The Registrant's 1993 Stock Option Plan (the        Incorporated herein by reference to
          "1993 Plan").                                       Exhibit 10.4 to the Company's Registration
                                                              Statement on Form S-1 (File No. 33-75004)
                                                              which was declared effective by the
                                                              Commission on April 8, 1994.
10.5      Form of Stock Option Agreement (grants to           Incorporated herein by reference to
          employees) pertaining to the 1993 Plan.             Exhibit 10.5 to the Company's Registration
                                                              Statement on Form S-1 (File No. 33-75004)
                                                              which was declared effective by the
                                                              Commission on April 8, 1994.
10.6      Form of Stock Option Agreement (grants to           Incorporated herein by reference to
          directors and certain officers) pertaining to       Exhibit 10.6 to the Company's Registration
          the 1993 Plan.                                      Statement on Form S-1 (File No. 33-75004)
                                                              which was declared effective by the
                                                              Commission on April 8, 1994.
10.7      Form of Stock Purchase Agreement for Installment    Incorporated herein by reference to
          Options pertaining to the 1993 Plan.                Exhibit 10.7 to the Company's Registration
                                                              Statement on Form S-1 (File No. 33-75004)
                                                              which was declared effective by the
                                                              Commission on April 8, 1994.
10.8      Form of Stock Purchase Agreement for Immediately    Incorporated herein by reference to
          Exercisable Options pertaining to the 1993 Plan.    Exhibit 10.8 to the Company's Registration
                                                              Statement on Form S-1 (File No. 33-75004)
                                                              which was declared effective by the
                                                              Commission on April 8, 1994.
10.9      The Registrant's Restated 1993 Stock Option Plan    Incorporated herein by reference to
          (the "Restated Plan").                              Exhibit 10.9 to the Company's Registration
                                                              Statement on Form S-1 (File No. 33-75004)
                                                              which was declared effective by the
                                                              Commission on April 8, 1994.
10.10     Form of Stock Option Agreement, together with       Incorporated herein by reference to
          Addenda, pertaining to the Restated Plan.           Exhibit 10.10 to the Company's
                                                              Registration Statement on Form S-1 (File
                                                              No. 33-75004) which was declared effective
                                                              by the Commission on April 8, 1994.
10.11     Master Task Agreement dated December 1, 1991, by    Incorporated herein by reference to
          and between International Business Machines         Exhibit 10.11 to the Company's
          Incorporated ("IBM") and the Registrant,            Registration Statement on Form S-1 (File
          together with Amendment to Master Agreement and     No. 33-75004) which was declared effective
          Task Order.                                         by the Commission on April 8, 1994.

EXHIBIT
NUMBER                         TITLE                                       METHOD OF FILING
-------                        -----                                       ----------------
10.12     Master Agreement dated May 6, 1992 by and           Incorporated herein by reference to
          between IBM and the Company.                        Exhibit 10.12 to the Company's
                                                              Registration Statement on Form S-1 (File
                                                              No. 33-75004) which was declared effective
                                                              by the Commission on April 8, 1994.
10.13     Technology Services Agreement effective March 1,    Incorporated herein by reference to
          1993, by and between Novadyne Computer Systems,     Exhibit 10.13 to the Company's
          Inc. ("Novadyne") and Cerplex Incorporated (a       Registration Statement on Form S-1 (File
          California corporation and a predecessor of the     No. 33-75004) which was declared effective
          Registrant), together with Amendments Nos. 1 and    by the Commission on April 8, 1994.
          2.
10.14     Technology Services Agreement effective December    Incorporated herein by reference to
          17, 1993, by and between Spectradyne, Inc.          Exhibit 10.14 to the Company's
          ("Spectradyne") and the Registrant.                 Registration Statement on Form S-1 (File
                                                              No. 33-75004) which was declared effective
                                                              by the Commission on April 8, 1994.
10.15     Repair Services Agreement dated January 1, 1994     Incorporated herein by reference to
          by and between Bull HN Information Systems, Inc.    Exhibit 10.24 to the Company's
          and the Registrant.                                 Registration Statement on Form S-1 (File
                                                              No. 33-75004) which was declared effective
                                                              by the Commission on April 8, 1994.
10.16     Form of Indemnity Agreement.                        Incorporated herein by reference to
                                                              Exhibit 10.15 to the Company's
                                                              Registration Statement on Form S-1 (File
                                                              No. 33-75004) which was declared effective
                                                              by the Commission on April 8, 1994.
10.17     Lease Agreement dated April 1, 1992 by and          Incorporated herein by reference to
          between Henry G. Page Jr., and Diversified          Exhibit 10.16 to the Company's
          Manufacturing Services, Inc. ("DMS").               Registration Statement on Form S-1 (File
                                                              No. 33-75004) which was declared effective
                                                              by the Commission on April 8, 1994.
10.18     Sublease dated January 1, 1994 by and between       Incorporated herein by reference to
          Bull and Cerplex Group, Inc. (a Massachusetts       Exhibit 10.17 to the Company's
          corporation).                                       Registration Statement on Form S-1 (File
                                                              No. 33-75004) which was declared effective
                                                              by the Commission on April 8, 1994.
10.19     Standard Industrial/Commercial Single-Tenant        Incorporated herein by reference to
          Lease - Net dated November 29, 1990 by and among    Exhibit 10.18 to the Company's
          Kilroy Building 73 Partnership, Cerplex             Registration Statement on Form S-1 (File
          Incorporated and InCirT, together with Amendment    No. 33-75004) which was declared effective
          No. 1.                                              by the Commission on April 8, 1994.
10.20     Lease dated December 17, 1993 by and between        Incorporated herein by reference to
          Spectradyne and Certech.                            Exhibit 10.19 to the Company's
                                                              Registration Statement on Form S-1 (File
                                                              No. 33-75004) which was declared effective
                                                              by the Commission on April 8, 1994.

EXHIBIT
NUMBER                         TITLE                                       METHOD OF FILING
-------                        -----                                       ----------------
10.21     Sublease dated March 1, 1993 by and between         Incorporated herein by reference to
          Novadyne and the Registrant together with Lease     Exhibit 10.20 to the Company's
          Amendment dated July 22, 1991 by and between        Registration Statement on Form S-1 (File
          McDonnell Douglas Realty Company and Novadyne.      No. 33-75004) which was declared effective
                                                              by the Commission on April 8, 1994.
10.22     Standard Industrial/Commercial Lease - Net dated    Incorporated herein by reference to
          September 4, 1991 by and between Proficient Food    Exhibit 10.21 to the Company's
          Company and W.C. Cartwright Corporation             Registration Statement on Form S-1 (File
          ("Cartwright"), together with Addendum and          No. 33-75004) which was declared effective
          Sublease dated September 6, 1991 by and between     by the Commission on April 8, 1994.
          Cartwright and the Registrant.
10.23     Sublease dated July 30, 1992 by and between         Incorporated herein by reference to
          Cartwright and DMS.                                 Exhibit 10.22 to the Company's
                                                              Registration Statement on Form S-1 (File
                                                              No. 33-75004) which was declared effective
                                                              by the Commission on April 8, 1994.
10.24     Credit Agreement dated as of October 12, 1994       Incorporated herein by reference to
          (the "Credit Agreement") among The Cerplex          Exhibit 10.24 to the Company's Annual
          Group, Inc., as Borrower; the lenders listed        Report on Form 10-K for the fiscal year
          therein, as Lenders; and Wells Fargo Bank,          ended January 1, 1995.
          National Association, as Administrative Agent;
          and those certain exhibits, schedules and
          collateral documents to such Credit Agreement.
10.25     Limited Waiver dated as of November 14, 1995        Incorporated herein by reference to
          ("Waiver") by and among The Cerplex Group, Inc.     Exhibit 10.25 to the Company's Quarterly
          (the "Company"), the financial institutions         Report on Form 10-Q for the quarter ended
          listed on the signature pages thereof               October 1, 1995.
          ("Lenders"), and Wells Fargo Bank, National
          Association, as administrative agent for the
          Lenders ("Administrative Agent"), and for
          certain limited purposes, Certech Technology,
          Inc., Cerplex Mass., Inc., Cerplex Limited, Apex
          Computer Company, Cerplex Subsidiary, Inc. and
          Peripheral Computer Support, Inc. (the
          "Subsidiaries"), which Waiver is made with
          reference to the Credit Agreement.
10.26     The Cerplex Group, Inc. Restated 1993 Stock         Incorporated herein by reference to
          Option Plan (Restated and Amended as of January     Exhibit 10.26 to the Company's Quarterly
          13, 1995).                                          Report on Form 10-Q for the quarter ended
                                                              October 1, 1995.
10.27     The Cerplex Group, Inc. Automatic Stock Option      Incorporated herein by reference to
          Agreement.                                          Exhibit 10.27 to the Company's Quarterly
                                                              Report on Form 10-Q for the quarter ended
                                                              October 1, 1995.
10.28     First Amendment to Credit Agreement dated April     Incorporated herein by reference to
          15, 1996 by and among Company, the lenders whose    Exhibit 10.28 to the Company's Annual
          signatures appear on the signature pages            Report on Form 10-K for the fiscal year
          thereof, as Lenders; Wells Fargo Bank, National     ended December 31, 1995.
          Association, as Administrative Agent; and the
          Subsidiaries for certain limited purposes.
10.29     Promissory Noted dated June 21, 1996 payable by     Incorporated herein by reference to
          the Company to Lucent Technologies.                 Exhibit 10.29 to the Company's Quarterly
                                                              Report on Form 10-Q for the quarter ended
                                                              June 30, 1996.

EXHIBIT
NUMBER                         TITLE                                       METHOD OF FILING
-------                        -----                                       ----------------
10.30     Limited Waiver dated as of October 31, 1996 by      Incorporated herein by reference to
          and among the Company, Lenders and                  Exhibit 10.29 to the Company's Quarterly
          Administrative Agent, and for certain limited       Report on Form 10-Q for the quarter ended
          purposes, the Subsidiaries, Modcomp/Cerplex         September 29, 1996.
          L.P., Modcomp Joint Venture, Inc., Modular
          Computer Services, Inc., Modular Computer
          Systems GmbH and Modcomp France S.A., which
          waiver is made with reference to the credit
          Agreement.
10.31     Extension and Forbearance Agreement dated March     Incorporated herein by reference to
          31, 1997 by and among the Company, the financial    Exhibit 10.31 to the Company's Annual
          institutions listed on the signature pages          Report on Form 10-K for the fiscal year
          thereof and Wells Fargo Bank, National              ended December 31, 1996.
          Association.
10.32     Second Amendment to Credit Agreement dated          Incorporated herein by reference to
          November 30, 1996 (the "Second Amendment") by       Exhibit 10.32 to the Company's Annual
          and among the Company, the financial                Report on Form 10-K for the fiscal year
          institutions listed on the signature pages          ended December 31, 1996.
          thereof ("Lenders") and Wells Fargo Bank,
          National Association, as administrative agent
          for the Lenders, and for certain limited
          purposes, Certech Technology, Inc., Cerplex
          Mass., Inc., Cerplex Limited, Apex Computer
          Company, Cerplex Subsidiary, Inc., Peripheral
          Computer Support, Inc., Modcomp/Cerplex, L.P.,
          Modcomp Joint Venture, Inc., Modular Computer
          Services, Inc., Modular Computer Systems GmbH
          and Modcomp France S.A., which Second Amendment
          amends the Credit Agreement dated October 12,
          1994, as amended.
10.33     Third Amendment to Credit Agreement dated April     Incorporated herein by reference to
          9, 1997 (the "Third Amendment") by and among the    Exhibit 10.33 to the Company's Annual
          Company, the financial institutions listed on       Report on Form 10-K for the fiscal year
          the signature pages thereof ("Lenders") and         ended December 31, 1996.
          Wells Fargo Bank, National Association, as
          administrative agent for the Lenders, and for
          certain limited purposes, Certech Technology,
          Inc., Cerplex Mass., Inc., Cerplex Limited, Apex
          Computer Company, Cerplex Subsidiary, Inc.,
          Peripheral Computer Support, Inc.,
          Modcomp/Cerplex, L.P., Modcomp Joint Venture,
          Inc., Modular Computer Services, Inc., Modular
          Computer Systems GmbH and Modcomp France S.A.,
          which Third Amendment amends the Credit
          Agreement dated October 12, 1994, as amended.
10.34     Fourth Amendment to Credit Agreement and Limited    Incorporated herein by reference to the
          Waiver dated as of May 30, 1997 and entered into    Company's Registration Statement on Form
          by and among the Company, the financial             S-2 (Registration No. 333-28425) filed
          institutions listed on the signature pages          with the Securities and Exchange
          thereof ("Lenders") and Wells Fargo Bank,           Commission on June 3, 1997.
          National Association, as administrative agent
          for the Lenders, and for certain limited
          purposes, Certech Technology, Inc., Cerplex
          Mass., Inc., Cerplex Limited, Apex Computer
          Company, Cerplex Subsidiary, Inc.,
          Modcomp/Cerplex L.P., Modcomp Joint Venture,
          Inc., Modular Computer Services, Inc., Modular
          Computer Systems GmbH and Modcomp France S.A.

EXHIBIT
NUMBER                         TITLE                                       METHOD OF FILING
-------                        -----                                       ----------------
10.35     Fifth Amendment to Credit Agreement and Limited     Incorporated herein by reference to
          Waiver dated June 30, 1997 by and among the         Exhibit 10.35 to the Company's Quarterly
          Company, the financial institutions listed on       Report on Form 10-Q for the quarter ended
          the signature pages thereof ("Lenders") and         June 30, 1997.
          Wells Fargo Bank, National Association, as
          administrative agent for the Lenders and, for
          certain limited purposes, certain subsidiaries
          of the Company.
10.36     Sixth Amendment to Credit Agreement and Consent     Incorporated herein by reference to
          dated August 6, 1997 by and among the Company,      Exhibit 10.36 to the Company's Quarterly
          the financial institutions listed on the            Report on Form 10-Q for the quarter ended
          signature pages thereof ("Lenders") and Wells       June 30, 1997.
          Fargo Bank, National Association as
          administrative agent for the Lenders as
          administrative agent for the Lenders and, for
          certain limited purposes, certain subsidiaries
          of the Company.
10.37     Letter from Nightingale & Associates, LLC to the    Incorporated herein by reference to
          Company dated June 30, 1997, together with          Exhibit 10.37 to the Company's Quarterly
          Letter from Nightingale & Associates, LLC to the    Report on Form 10-Q for the quarter ended
          Company dated August 18, 1997, amending terms of    September 30, 1997.
          the June 30, 1997 letter.
10.38     Irrevocable Proxy and Option Agreement dated        Incorporated herein by reference to
          January 30, 1998 among the Company and the          Exhibit 99.2 to the Company's Current
          stockholders listed on the signature pages          Report on Form 8-K dated January 30, 1998.
          thereof (Exhibit A to Merger Agreement).
10.39     Form of Affiliates Letter (Exhibit B to Merger      Incorporated herein by reference to
          Agreement).                                         Exhibit 99.3 to the Company's Current
                                                              Report on Form 8-K dated January 30, 1998.
10.40     Stockholders Agreement dated January 30, 1998       Incorporated herein by reference to
          between Welsh, Carson, Anderson & Stowe VII,        Exhibit 99.4 to the Company's Current
          L.P., a Delaware limited partnership ("WCAS"),      Report on Form 8-K dated January 30, 1998.
          Aurora and the Company.
10.41     Interim Management Agreement dated January 30,      Incorporated herein by reference to
          1998 between the Company and Aurora.                Exhibit 99.5 to the Company's Current
                                                              Report on Form 8-K dated January 30, 1998.
10.42     Cerplex Note Purchase Agreement dated January       Incorporated herein by reference to
          30, 1998 ("Note Purchase Agreement") between the    Exhibit 99.13 to the Company's Current
          Company and Aurora.                                 Report on Form 8-K dated January 30, 1998.
10.43     10% Subordinated Note Due June 30, 1998 of The      Incorporated herein by reference to
          Cerplex Group, Inc. as payor (Exhibit A to Note     Exhibit 99.14 to the Company's Current
          Purchase Agreement).                                Report on Form 8-K dated January 30, 1998.
10.44     Forbearance and Repayment Agreement dated Janu-     Incorporated herein by reference to
          ary 30, 1998 by and among the Company, Aurora       Exhibit 99.15 to the Company's Current
          and Citibank, N.A.                                  Report on Form 8-K dated January 30, 1998.
10.45     Seventh Amendment to Credit Agreement and           Incorporated herein by reference to
          Limited Waiver dated January 30, 1998 by and        Exhibit 99.16 to the Company's Current
          among the Company, the financial institution        Report on Form 8-K dated January 30, 1998.
          listed on the signature page thereof ("Lender")
          and Citibank, N.A., as successor to Wells Fargo
          Bank, National Association, as administrative
          agent for Lender.
10.46     Executive Officer Severance Policy                  Filed herein.
10.47     Addendum to Stock Option Plan                       Filed herein.

EXHIBIT
NUMBER                         TITLE                                       METHOD OF FILING
-------                        -----                                       ----------------
21.1      List of Subsidiaries                                Filed herein.
23.1      Consent of KPMG Peat Marwick LLP, Independent       Filed herein.
          Public Accountants
27.1      Financial Data Schedules                            Filed herein.

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended December 27, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 3, 1998                      THE CERPLEX GROUP, INC.

                                          By:    /s/ STEPHEN J. HOPKINS
                                             ----------------------------------
                                                     Stephen J. Hopkins
                                                  Chief Executive Officer
                                               (Principal Executive Officer)

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                /s/ WILLIAM A. KLEIN                        Chairman of the Board        March 3, 1998
-----------------------------------------------------            of Directors
                  William A. Klein

                /s/ STEPHEN J.HOPKINS                      Chief Executive Officer       March 3, 1998
-----------------------------------------------------   (Principal Executive Officer)
                 Stephen J. Hopkins

                /s/ ROBERT W. HUGHES                   Senior Vice President of Finance  March 3, 1998
-----------------------------------------------------    and Chief Financial Officer
                  Robert W. Hughes                      (Principal Accounting Officer)

                /s/ RICHARD C. DAVIS                      Director and President of      March 3, 1998
-----------------------------------------------------      International Operations
                  Richard C. Davis

                  /s/ ROBERT FINZI                                 Director              March 3, 1998
-----------------------------------------------------
                    Robert Finzi

                 /s/ JEROME JACOBSON                               Director              March 3, 1998
-----------------------------------------------------
                   Jerome Jacobson

                  /s/ PATRICK JONES                                Director              March 3, 1998
-----------------------------------------------------
                    Patrick Jones

                   /s/ MYRON KUNIN                                 Director              March 3, 1998
-----------------------------------------------------
                     Myron Kunin

                            THE CERPLEX GROUP, INC.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Independent Auditors Report.................................    F-2
Consolidated Balance Sheets as of December 31, 1997 and
  1996......................................................    F-3
Consolidated Statements of Operations for the years ended
  December 31, 1997, 1996 and 1995..........................    F-4
Consolidated Statements of Stockholders' Equity (Deficiency)
  for the years ended December 31, 1997, 1996 and 1995......    F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995..........................    F-6
Notes to Consolidated Financial Statements..................    F-7
Schedule I -- Condensed Financial Information of Registrant
  as of and for the year ended December 31, 1997............    S-1
Schedule II -- Valuation and Qualifying Accounts for the
  years ended December 31, 1997, 1996 and 1995..............    S-4

     All other financial statement schedules are omitted as the required information is presented in the financial statements or the notes thereto or is not necessary.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
The Cerplex Group, Inc.:

     We have audited the accompanying consolidated balance sheets of The Cerplex Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 1997, as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedules for each of the years in the three-year period ended December 31, 1997, as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of Cerplex's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Cerplex Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     The accompanying consolidated financial statements and financial statement schedules have been prepared assuming that Cerplex will continue as a going concern. As discussed in Note 20 to the consolidated financial statements, Cerplex has suffered recurring losses from operations, has net stockholders' and working capital deficiencies and does not have the necessary funds to pay its secured and unsecured debt obligations. These factors raise substantial doubt about Cerplex's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 20. The consolidated financial statements and financial statement schedules do not include any adjustments that might result from the outcome of this uncertainty.

                                            KPMG Peat Marwick LLP

Orange County, California
February 25, 1998

                    THE CERPLEX GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $ 16,184    $ 23,782
  Accounts receivable, net of allowances of $7,701 in 1997
     and $9,053 in 1996.....................................     9,710      19,539
  Inventories...............................................     5,522      17,326
  Net assets of discontinued operations.....................        --       1,681
  Prepaid expenses and other current assets.................     3,877       8,146
                                                              --------    --------
  Total current assets......................................    35,293      70,474
Property, plant and equipment, net..........................    22,974      28,039
Goodwill, less accumulated amortization of $2,941 in 1996...        --       4,953
Other long-term assets......................................       971       2,028
                                                              --------    --------
          Total assets......................................  $ 59,238    $105,494
                                                              ========    ========

                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Current portion of long-term debt.........................  $ 45,998    $  6,000
  Notes payable.............................................       338       5,026
  Accounts payable..........................................     8,892      19,498
  Accrued and other current liabilities.....................    26,675      25,347
  Income taxes payable......................................       698       1,729
                                                              --------    --------
          Total current liabilities.........................    82,601      57,600
                                                              --------    --------
Long-term debt, less current portion........................     2,960      56,817
Long-term obligations.......................................     6,214       6,214
Commitments and contingencies
Subsequent events
Stockholders' deficiency:
  Preferred Stock, par value $.001 per share; 3,066,340
     shares authorized, none issued and outstanding; 8,000
     shares designated Series B Convertible Preferred Stock
     of which 7,197 are issued and outstanding in 1996......        --       7,197
  Common Stock, par value $.001 per share; 60,000,000 shares authorized; 36,390,084 and 14,110,949 issued and
     outstanding in 1997 and 1996, respectively.............        36          14
  Additional paid-in capital................................    59,718      51,648
  Notes receivable from stockholders........................        --        (139)
  Unearned compensation.....................................        --         (73)
  Accumulated deficit.......................................   (90,901)    (74,414)
  Cumulative translation adjustment.........................    (1,390)        630
                                                              --------    --------
          Total stockholders' deficiency....................   (32,537)    (15,137)
                                                              --------    --------
          Total liabilities and stockholders' deficiency....  $ 59,238    $105,494
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                    THE CERPLEX GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
Net sales..................................................  $141,408    $191,493    $144,328
Cost of sales..............................................   120,875     165,248     127,817
                                                             --------    --------    --------
  Gross profit.............................................    20,533      26,245      16,511
Selling, general & administrative expenses.................    27,269      39,488      33,805
Restructuring charges......................................     4,307       2,084          --
                                                             --------    --------    --------
  Operating loss...........................................   (11,043)    (15,327)    (17,294)
Equity in earnings from joint venture......................        --         357       2,425
Gain on sale of division and subsidiaries..................     6,213         450          --
Other expense, net.........................................      (786)     (2,881)        (14)
Interest expense, net......................................    (8,223)     (8,269)     (5,075)
                                                             --------    --------    --------
  Loss from continuing operations before taxes.............   (13,839)    (25,670)    (19,958)
Provision for income taxes.................................     2,648       1,718       2,089
                                                             --------    --------    --------
  Loss from continuing operations before discontinued
     operations............................................   (16,487)    (27,388)    (22,047)
                                                             --------    --------    --------
Discontinued operations, net of income taxes:
  Loss from operations.....................................        --          --      (1,966)
  Estimated loss from liquidation of discontinued
     operations............................................        --          --     (15,381)
                                                             --------    --------    --------
  Loss from discontinued operations........................        --          --     (17,347)
                                                             --------    --------    --------
Net loss...................................................  $(16,487)   $(27,388)   $(39,394)
                                                             ========    ========    ========
Basic and diluted loss per share:
  Continuing operations....................................  $  (0.56)   $  (2.24)   $  (1.68)
  Discontinued operations..................................        --          --       (1.33)
                                                             --------    --------    --------
Basic and diluted loss per share...........................  $  (0.56)   $  (2.24)   $  (3.01)
                                                             ========    ========    ========
Weighted average common shares used in the calculation of
  loss per share...........................................    29,610      13,419      13,091
                                                             ========    ========    ========

          See accompanying notes to consolidated financial statements.

                    THE CERPLEX GROUP, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                        CONVERTIBLE                                                                     TOTAL
                                      PREFERRED STOCK       COMMON STOCK       ADDITIONAL                           STOCKHOLDERS'
                                      ----------------   -------------------    PAID-IN               ACCUMULATED      EQUITY
                                      SHARES   AMOUNT      SHARES     AMOUNT    CAPITAL      OTHER      DEFICIT     (DEFICIENCY)
                                      ------   -------   ----------   ------   ----------   -------   -----------   -------------
Balance at December 31, 1994........     --    $   --    13,056,997    $13      $47,483     $  (379)   $ (7,632)      $ 39,485
  Stock options exercised...........     --        --        70,683     --           45          --          --             45
  Notes receivable from
    stockholders....................     --        --            --     --           --          73          --             73
  Net loss..........................     --        --            --     --           --          --     (39,394)       (39,394)
  Amortization of unearned
    compensation....................     --        --            --     --           --          71          --             71
  Translation adjustment............     --        --            --     --           --        (112)         --           (112)
                                      ------   -------   ----------    ---      -------     -------    --------       --------
Balance at December 31, 1995........     --        --    13,127,680     13       47,528        (347)    (47,026)           168
                                      ------   -------   ----------    ---      -------     -------    --------       --------
  Stock options and warrants
    exercised.......................     --        --       348,276     --        3,459          --          --          3,459
  Notes receivable from
    stockholders....................     --        --            --     --           --          87          --             87
  Issuance of convertible preferred
    stock...........................  8,000     8,000            --     --           --          --          --          8,000
  Conversion of preferred stock.....   (803)     (803)      634,993      1          661          --          --           (141)
  Discount on issuance of Series B
    Convertible Preferred Stock.....     --    (2,651)           --     --        2,651          --          --             --
  Amortization of discount of Series
    B Convertible Preferred Stock...     --     2,651            --     --       (2,651)         --          --             --
  Net loss..........................     --        --            --     --           --          --     (27,388)       (27,388)
  Amortization of unearned
    compensation....................     --        --            --     --           --          70          --             70
  Translation adjustment............     --        --            --     --           --         608          --            608
                                      ------   -------   ----------    ---      -------     -------    --------       --------
Balance at December 31, 1996........  7,197     7,197    14,110,949     14       51,648         418     (74,414)       (15,137)
                                      ------   -------   ----------    ---      -------     -------    --------       --------
  Stock options and warrants
    exercised.......................     --        --        26,305     --           --          --          --             --
  Reduction of notes receivable from
    stockholders....................     --        --            --     --           --         139          --            139
  Conversion of preferred stock.....  (7,197)  (7,197)   22,252,830     22        7,175          --          --             --
  Net loss..........................     --        --            --     --           --          --     (16,487)       (16,487)
  Amortization of unearned
    compensation....................     --        --            --     --           --          73          --             73
  Issuance of warrants in connection
    with notes payable..............     --        --            --     --          895          --          --            895
  Translation adjustment............     --        --            --     --           --      (2,020)         --         (2,020)
                                      ------   -------   ----------    ---      -------     -------    --------       --------
Balance at December 31, 1997........     --    $   --    36,390,084    $36      $59,718     $(1,390)   $(90,901)      $(32,537)
                                      ======   =======   ==========    ===      =======     =======    ========       ========

          See accompanying notes to consolidated financial statements.

                    THE CERPLEX GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31
                                                              --------------------------------
                                                                1997        1996        1995
                                                              --------    --------    --------
Cash flows from operating activities:
  Net loss..................................................  $(16,487)   $(27,388)   $(39,394)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization...........................     9,557       9,815       8,315
    Amortization and writedown of contract rights...........        --          --         562
    Amortization of unearned compensation...................        73          70          71
    Foreign currency transaction gain (loss)................        41         (43)        (44)
    Non-cash charges related to end-of-life programs........        --          --      14,639
    Non-cash charges for accounts receivable................        --          --       6,820
    Non-cash charge for loss on long-term investment........        --       1,921       3,000
    Restructuring charges...................................     4,307       2,084          --
    Equity in earnings from joint venture...................        --        (357)     (2,425)
    Gain on sale of division and subsidiaries...............    (6,213)       (450)         --
    Gain on sale of fixed assets............................       (17)         --          --
    (Increase) decrease in:
      Accounts receivable...................................     1,235      13,139      (5,817)
      Inventories...........................................     5,138      10,548      (6,845)
      Prepaid expenses and other............................     3,275       3,274       5,143
      Investment in other long-term assets..................        --         (62)     (1,345)
      Net assets of discontinued operations.................        --         916       3,620
    Increase (decrease) in:
      Accounts payable......................................   (12,422)      3,874       9,664
      Accrued liabilities...................................     5,229     (10,656)      1,017
      Income taxes payable..................................    (1,031)       (557)        222
                                                              --------    --------    --------
    Net cash provided by (used in) operating activities.....    (7,315)      6,128      (2,797)
                                                              --------    --------    --------
Cash flows from investing activities:
  Purchase of plant and equipment, net......................    (4,128)     (2,381)     (7,549)
  Acquisition of business, net of cash acquired.............        --       5,147      (4,500)
  Distribution of earnings in joint venture.................        --       3,090          --
  Proceeds from sale of fixed assets........................        70          --          --
  Proceeds from sale of division and subsidiaries net of
    cash divested...........................................    19,341       3,500          --
                                                              --------    --------    --------
    Net cash provided by (used in) investing activities.....    15,283       9,356     (12,049)
                                                              --------    --------    --------
Cash flows from financing activities:
  Net increase (decrease) in notes payable to bank..........    (4,222)     (2,431)     10,700
  Proceeds from long-term debt, net.........................     8,000          --          45
  Proceeds from issuance of common stock, net...............        --         107          --
  Proceeds from issuance of preferred stock.................        --       7,859          --
  Decrease in notes receivables from stockholders...........        --          87          73
  Payments of long-term debt................................   (17,307)       (700)     (1,588)
                                                              --------    --------    --------
    Net cash provided by (used in) financing activities.....   (13,529)      4,922       9,230
                                                              --------    --------    --------
  Effect of exchange rate changes on cash and cash
    equivalents.............................................    (2,037)       (431)        (19)
                                                              --------    --------    --------
    Net increase (decrease) in cash and cash equivalents....    (7,598)     19,975      (5,635)
  Cash and cash equivalents at beginning of year............    23,782       3,807       9,442
                                                              --------    --------    --------
  Cash and cash equivalents at end of year..................  $ 16,184    $ 23,782    $  3,807
                                                              ========    ========    ========
  Supplemental disclosure of cash flow information:
    Cash paid during the year for:
      Interest..............................................  $  5,700    $  6,875    $  5,299
                                                              ========    ========    ========
      Income taxes..........................................  $  3,524    $  1,753    $  1,122
                                                              ========    ========    ========
    Acquisition of businesses:
      Amount paid...........................................  $     --    $ (8,977)   $ (4,500)
      Cash acquired.........................................        --      14,124          --
                                                              --------    --------    --------
                                                              $     --    $  5,147    $ (4,500)
                                                              ========    ========    ========
  Supplemental schedule of non-cash activities:
      Conversion of Series B Convertible Preferred Stock to
       Common Stock.........................................  $  7,197    $    803    $     --
                                                              ========    ========    ========
      Accrued interest added to notes payable...............  $    819    $     --    $     --
                                                              ========    ========    ========
      Exchange of finished goods inventories for trade
       credits..............................................  $     --    $  6,239    $     --
                                                              ========    ========    ========
      Purchase of assets for short term debt................  $     --    $    600    $     --
                                                              ========    ========    ========
      Discount on issuance of Series B Convertible Preferred
       Stock................................................  $     --    $  2,651    $     --
                                                              ========    ========    ========

          See accompanying notes to consolidated financial statements.

                    THE CERPLEX GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

     The Cerplex Group, Inc. ("Cerplex") was incorporated in California in May 1990 and reincorporated in Delaware in November 1993. Cerplex is a leading independent provider of electronic parts repair, spare parts sales and management and logistics services. Cerplex has developed extensive capabilities in the repair, refurbishment, and testing of a wide range of electronic equipment for the computer and peripheral, telecommunications and office automation markets. Cerplex's extensive network of domestic and European facilities enables it to service the diverse needs of leading electronic equipment manufacturers.

     The consolidated financial statements include the accounts of Cerplex and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

(B) CASH AND CASH EQUIVALENTS

     Cerplex considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     In May 1996, Cerplex acquired Cerplex SAS. As part of the acquisition, sufficient cash was provided to fund certain liabilities of Cerplex SAS. Under the terms of the Stock Purchase Agreement, Cerplex has agreed to certain financial covenants over a four year period that limit the amount of dividends and payments in the nature of corporate charges paid by Cerplex SAS. Accordingly, the cash of Cerplex SAS is generally not available for financing operations outside of Cerplex SAS. The cash balance of Cerplex SAS at December 31, 1997 was $14.6 million.

(C) INVENTORIES

     Inventories are stated at the lower of cost (determined by the weighted average method which approximates first-in, first-out) or market.

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

(E) GOODWILL AND OTHER LONG-LIVED ASSETS

     Goodwill, which represents the excess of purchase price over fair value of net assets acquired, was being amortized on a straight-line basis over the expected periods to be benefited. Long-lived assets and certain identifiable intangibles to be held and used by Cerplex are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. This Statement also requires that any such assets that are to be disposed of be reported at the lower of carrying amount or fair value less cost to sell, except for assets covered by Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Cerplex has identified

                    THE CERPLEX GROUP, INC. AND SUBSIDIARIES certain impairment losses with regards to goodwill (See Note 5) and certain property, plant and equipment (See Note 7) and has accordingly written down the related assets based on their fair market value. Cerplex recorded impairment losses of approximately $4.2 million and $1.2 million in 1997 and 1996, respectively, of which $2.0 and $2.2 are included in restructuring charges and selling, general and administrative expense, respectively, for 1997 and $0.6 million and $0.6 million are included in cost of sales and selling, general and administrative expenses for 1996, respectively, in the accompanying consolidated statements of operations.

(F) OTHER ASSETS

     Long-term investments are recorded at cost. Cerplex periodically assesses whether there has been other than temporary decline in the market value below cost of an investment. Any such decline is charged to earnings resulting in the establishment of a new cost basis for the investment. Debt issuance costs incurred to obtain financing are capitalized and amortized using the straight-line method over the estimated life of the related debt.

     Cerplex has adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Cerplex's reported other investments are classified as available-for-sale under SFAS No. 115. Accordingly, any unrealized holding gains and losses, net of taxes, are excluded from income and recognized as a separate component of equity (deficiency) until realized. At December 31, 1997 and 1996, there were no significant unrealized holding gains or losses. Realized gains, realized losses and declines in value, judged to be other than temporary, are included in other income.

(G) FOREIGN CURRENCY TRANSLATION

     The functional currency for each of Cerplex's foreign subsidiaries is their respective local currency. Assets and liabilities of foreign subsidiaries are translated at year-end rates of exchange and net sales and expenses are translated at the average rates of exchange for the year. Translation gains and losses are excluded from the measurement of net loss and are recorded as a separate component of stockholders' equity (deficiency). Gains and losses resulting from foreign currency transactions are included in net loss.

(H) INCOME TAXES

     Cerplex accounts for income taxes using the asset and liability method for financial accounting and reporting for income taxes. Current and deferred tax balances are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse.

(I) FISCAL YEAR-END AND RECLASSIFICATIONS

     Cerplex's fiscal year is the 52 or 53 week period ending on the Saturday closest to December 31. Prior to 1997, Cerplex's fiscal year ended on the Sunday closest to December 31. Cerplex's fiscal years ended on December 27, 1997 for 1997, December 29, 1996 for 1996, and December 31, 1995 for 1995. For purposes of presentation, Cerplex has indicated its accounting year as ending on December
31. Certain reclassifications have been made to the 1996 and 1995 consolidated financial statements to conform to the 1997 presentation.

(J) REVENUE RECOGNITION

     Sales are recognized upon shipment of product to customers. Sales relating to deferred service contracts are recognized over the related contract terms on a straight-line basis.

                    THE CERPLEX GROUP, INC. AND SUBSIDIARIES

(K) NET LOSS PER SHARE

     Effective December 31, 1997, Cerplex adopted SFAS No. 128, "Earnings Per Share". This statement replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All loss per share amounts for all periods have been presented and restated to conform to the SFAS No. 128 requirements (see Note 21).

     Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Discounts on the issuance of Preferred Stock decrease/increase the net income (loss), respectively, for determining basic and diluted net loss per share of Common Stock. Diluted net loss per share excludes the effect of common stock equivalents, because their effect would be anti-dilutive.

(L) FINANCIAL STATEMENT ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

(M) FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 1997 and 1996, the carrying value of all debt approximates fair value as the related interest rates approximate rates currently available to Cerplex. The carrying value of all other financial instruments approximates fair value due to the short-term nature of such instruments.

(N) STOCK OPTION PLAN

     The disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," were effective for transactions entered into in fiscal years that begin after December 15, 1995. This statement encourages entities to account for employee stock option or similar equity instruments using a fair value approach for all such plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Those entities which elect to remain with the accounting in APB No. 25 are required to include pro forma disclosures of net income (loss) and earnings (loss) per share as if the fair value-based method of accounting had been applied. Cerplex has elected to continue to account for such plans under the provisions of APB No. 25.

(O) DISCOUNT ON CONVERTIBLE PREFERRED STOCK

     During the second quarter of 1996, Cerplex issued 8,000 shares of Series B Convertible Preferred Stock at $1,000 per share. The shares were convertible into common stock of Cerplex. (See Note 16.) The discount resulting from the beneficial conversion feature inherent in the transaction of $2.7 million was treated as a dividend and recognized as a return to the preferred stockholders. This feature had no impact on Cerplex's net loss for the year ended December 31, 1996.

                    THE CERPLEX GROUP, INC. AND SUBSIDIARIES

(P) NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued SFAS Nos. 130 and 131, "Reporting Comprehensive Income" ("SFAS 130") and "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), respectively (collectively, the "Statements"). The Statements are effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting of comprehensive income and its components in annual financial statements. SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS 130 and SFAS 131, respectively. Application of the Statements' requirements is not expected to have a material impact on Cerplex's consolidated financial position, results of operations or loss per share data as currently reported.

NOTE 2 -- ACQUISITIONS AND SALES TRANSACTIONS

     During 1997, 1996 and 1995, Cerplex acquired and sold businesses as described below. The business acquisitions were accounted for by the purchase method of accounting. The results of operations of the acquired and sold businesses are included in Cerplex's consolidated statement of operations for the periods in which they were owned by Cerplex.

INCIRT DIVISION

     Effective April 1, 1996, Cerplex sold its contract manufacturing division in Tustin, California ("InCirT Division") to Pen Interconnect for $3.5 million in cash and approximately $2.0 million in restricted common stock which was valued at fair market value at the time of sale. The gain on the sale of the InCirT Division was $0.5 million. During 1996, Cerplex recorded an impairment charge of $1.1 million due to the permanent decline in the fair market value of the restricted common stock. During 1997, Cerplex sold all of the common stock of Pen Interconnect for $0.5 million, resulting in an additional loss of $0.4 million. The impairment charge and loss on sale of the restricted common stock are included in other expense in the accompanying consolidated statements of operations.

CERPLEX SAS

     In May 1996, Cerplex acquired Rank Xerox Limited's subsidiary ("RXL"), Cerplex SAS, for $6.1 million, including estimated taxes, registration fees, legal, accounting and other out-of-pocket expenses of $1.2 million. Cerplex SAS is the legal successor to Rank Xerox et Compagnie (Rank Xerox SNC), which was transformed immediately prior to the acquisition from societe en nom collectif (a type of partnership) into a societe par actions simplifee (a form of limited liability company), at which time its name was changed to Cerplex SAS. Cerplex SAS performs repair and refurbishment services primarily for large copiers in the northern region of France, near Lille. Based on the allocation of the purchase price to the fair value of the assets and liabilities (including long-term obligations for taxes and employment related matters) related to the acquisition, Cerplex reduced other long-term assets by the amount of negative goodwill ($1.5 million) in accordance with APB No. 16, Business Combinations. As part of the acquisition, RXL provided sufficient cash to fund certain liabilities of Cerplex SAS. Under the terms of the Stock Purchase Agreement, Cerplex has agreed to certain financial covenants over a four-year period that limit the amount of dividends and payments in the nature of corporate charges paid by Cerplex SAS; the maintenance of Cerplex SAS's current ratio greater than one; and restrictions on guarantees with respect to Cerplex and its subsidiaries (excluding Cerplex SAS). Accordingly, $14.6 million cash of Cerplex SAS, at December 31, 1997, is generally not available to Cerplex for financing operations outside of Cerplex SAS. In addition, Cerplex SAS entered into a

                    THE CERPLEX GROUP, INC. AND SUBSIDIARIES four-year Supply and Services Agreement with RXL to provide repair and refurbishment services with guaranteed levels of production hours (at standard rates) that decline over the period of the contract.

MODCOMP/CERPLEX, L.P.

     In April 1996, Cerplex acquired the remaining 51% interest in MODCOMP/Cerplex, L.P. ("MODCOMP/Cerplex") for $2.8 million. As a result of acquiring the remaining interest in MODCOMP/Cerplex, Cerplex consolidated the results of operations and financial position of this entity effective April 1996. Prior to April 1996, Cerplex recorded its 49% interest in MODCOMP/Cerplex using the equity method of accounting. The fair value of the assets and liabilities acquired exceeded the purchase price by approximately $2.0 million, resulting in negative goodwill. In accordance with APB No. 16, Business Combinations, Cerplex reduced other long-term assets to zero and recorded the remaining amount as negative goodwill ($0.5 million) which was being amortized into operations over a five year period. Effective June 30, 1997, Cerplex sold this subsidiary for approximately $8.5 million in cash resulting in a loss of approximately $0.4 million.

PERIPHERAL COMPUTER SUPPORT, INC.

     In June 1995, Cerplex acquired 100% of the stock of Peripheral Computer Support, Inc. ("PCS") for $4.5 million plus a contingent earnout up to an additional $1 million depending on future performance. Half of the earnout was paid in 1996 and the remaining half paid from proceeds of the subsequent sale in April 1997. PCS provides disk drive repairs and services in the United States and Europe. In connection with the acquisition, Cerplex recorded goodwill of $3.1 million.

     On April 11, 1997, Cerplex sold PCS for $14.5 million in cash and the cancellation of $500,000 of indebtedness. Of such amount, $8.3 million was used to pay down bank debt, $0.5 million was placed into escrow, and approximately $0.8 million was used to pay expenses associated with the transaction. The escrow deposit will be used to pay or reimburse any losses or tax liabilities, as defined in the Purchase Agreement and Tax Allocation Agreement, respectively, or any other amounts incurred by the purchaser or PCS in connection with the sale. Subject to resolution of certain pending tax audit issues with PCS, Cerplex is entitled to any amounts remaining in the escrow deposit on the first anniversary of the closing date. The gain on the sale of PCS was $6.6 million (excluding the proceeds in escrow).
                                     ******

     Assuming the sales of MODCOMP/Cerplex, L.P. and PCS occurred at the beginning of 1997, the pro forma results of operations of Cerplex for the year ended December 31, 1997 would have been as follows:

                                                                  PRO FORMA
                                                                 (UNAUDITED)
                                                          -------------------------
                                                          (IN THOUSANDS, EXCEPT FOR
                                                               PER SHARE DATA)
Net sales...............................................          $119,432
Net loss................................................           (22,869)
Basic and diluted net loss per share....................             (0.77)

NOTE 3 -- DISCONTINUED OPERATIONS

     In September 1995, Cerplex decided to discontinue its end-of-life programs segment of the business through a liquidation of remaining operations. In connection with the decision to discontinue its end-of-life programs, Cerplex provided $15.4 million for the estimated loss from liquidation of these operations, primarily related to estimated losses from disposition of inventory and fixed assets and write-off of other related assets.

                    THE CERPLEX GROUP, INC. AND SUBSIDIARIES

     The net assets of the discontinued operations at the end of December 1996 were comprised of the following:

                                                                     1996
                                                            ----------------------
                                                            (DOLLARS IN THOUSANDS)
Accounts receivable.......................................          $  821
Inventories...............................................             297
Other assets..............................................             599
Accounts payable..........................................             (36)
                                                                    ------
                                                                    $1,681
                                                                    ======

     During 1997, the above net assets of the discontinued operations were substantially liquidated.

     The estimated loss on liquidation of its end-of-life programs has been accounted for as discontinued operations and prior period financial statements were restated to reflect discontinuance of this segment of the business as shown below:

                                                                     1995
                                                            ----------------------
                                                            (DOLLARS IN THOUSANDS)
Net sales.................................................         $ 19,815
Net loss before taxes.....................................           (1,924)
Provision for taxes.......................................               42
                                                                   --------
Net loss from discontinued operations.....................           (1,966)
Estimated loss from liquidation of discontinued
  operations..............................................          (15,381)
                                                                   --------
Net loss from discontinued operations.....................         $(17,347)
                                                                   ========

NOTE 4 -- RESTRUCTURING CHARGES

     During the second quarter of 1997, Cerplex's Board of Directors authorized and committed management to implement a consolidation and cost reduction plan to reduce North America staffing levels by 16%, eliminating 125 positions. As part of the restructure, Cerplex closed its Poughkeepsie, New York operation, relocating it to Lawrence, Massachusetts. In addition, Cerplex consolidated its Redmond, Washington and Tustin, California operations, transferring their service programs to Cerplex's hub-based operations in northern and southern California, Kentucky and Massachusetts. As a result of these actions, Cerplex recorded a restructuring charge of $4.3 million, primarily consisting of approximately $0.8 million for severance and termination benefits, approximately $1.5 million relating to lease termination costs and approximately $2.0 million relating to the write-down of plant and equipment related to vacated facilities. During the remainder of 1997, Cerplex paid approximately $1.1 million of severance and termination benefits and lease payments on vacated facilities. The remaining balance of $1.2 million at December 31, 1997 mainly consists of lease obligations for excess facilities and remaining severance and termination benefits, and is expected to be paid in 1998.

     During the third quarter of 1996, Cerplex closed its contract manufacturing operations in Texas and its computer training operations in Redmond, Washington. In connection with the closure of these operations, Cerplex recorded restructuring charges of $2.1 million. The restructuring charges were related to: (1) write-downs of property and equipment and other assets to future net cash flows expected to be generated by the assets; and (2) accruals for lease commitments, severance pay for approximately 180 employees and costs to complete closure of the facilities. During the fourth quarter of fiscal 1996, the restructuring provision was fully utilized.

                    THE CERPLEX GROUP, INC. AND SUBSIDIARIES

NOTE 5 -- GOODWILL

     During the second quarter of 1997, Cerplex wrote-off $1.1 million of goodwill as a result of continued declining sales based at its Leeds, England operation and $3.2 million in connection with the sale of PCS. Cerplex also wrote-down an additional $0.5 million in goodwill in the second quarter of 1997 as a result of facility closures. During the fourth quarter of 1996, Cerplex wrote-off $0.6 million of goodwill relating to its Apex division as it was not deemed recoverable.

NOTE 6 -- INVENTORIES

     Net inventories consist of the following:

                                                                    DECEMBER 31
                                                              -----------------------
                                                                1997          1996
                                                              ---------    ----------
                                                              (DOLLARS IN THOUSANDS)
Spare and repair parts......................................   $4,914       $11,455
Work-in-process.............................................      387         2,107
Finished goods..............................................      221         3,764
                                                               ------       -------
                                                               $5,522       $17,326
                                                               ======       =======

NOTE 7 -- PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is comprised of:

                                                                   DECEMBER 31
                                                              ----------------------
                                                                1997         1996
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Land........................................................  $  5,482     $  3,358
Buildings...................................................     9,855       12,810
Office furniture and fixtures...............................     1,646        1,672
Leasehold improvements......................................     2,308        3,784
Machinery and equipment.....................................     9,565       10,244
Test equipment and tooling..................................     1,770        1,740
Computer equipment..........................................     5,446        6,260
Other.......................................................     1,220        1,109
                                                              --------     --------
                                                                37,292       40,977
Less: accumulated depreciation and amortization.............   (14,318)     (12,938)
                                                              --------     --------
                                                              $ 22,974     $ 28,039
                                                              ========     ========

     During the second quarter of 1997 and the and third quarter of 1996, Cerplex recorded impairment charges of approximately $2.2 and $0.5 million, respectively, relating to property, plant and equipment as a result of facility closures and idle equipment.

NOTE 8 -- LUCENT LITIGATION AND OTHER

     During 1996, Cerplex acquired inventory consisting of used telephones from Lucent. At December 31, 1996, Cerplex had $5.9 million of inventory, production cost commitments and assets, related to the telephones acquired from Lucent, which were subsequently sold for an equal value of trade credits to a Company that specializes in worldwide corporate bartering. Cerplex agreed to continue to repair and refurbish the remaining telephones and deliver all of the finished telephones to the barter company. In accordance with authoritative accounting literature regarding barter credits, the trade credits were stated at the fair market

                    THE CERPLEX GROUP, INC. AND SUBSIDIARIES value of the inventory transferred, and were included in prepaid expenses and other current assets in the accompanying consolidated balance sheet at December 31, 1996. In June 1996, Cerplex executed a promissory note bearing interest at 9.75% in the amount of $4.6 million payable on September 15, 1996 in favor of Lucent, reflecting a portion of the amount invoiced to Cerplex by Lucent. Lucent had invoiced Cerplex for an additional $0.6 million. Due to the quality of the inventory and the lack of availability of spare parts to effect repairs, Cerplex believed it had claims against Lucent. On October 7, 1996, Cerplex filed a lawsuit against Lucent in the Orange County Superior Court seeking to have the Lucent note declared invalid. On November 6, 1996, Lucent filed a cross-complaint seeking payment of the Lucent Note, alleging damages for breach of contract and seeking a constructive trust on any proceeds from the sale of the telephones.

     On October 10, 1997, Cerplex executed a settlement agreement with Lucent pursuant to which Cerplex paid Lucent $150,000 and assigned all of the trade credits previously received by Cerplex in exchange for the phones. Cerplex also agreed to pay Lucent an additional $350,000 in six months or from any future sales of phones or proceeds from any insurance claims relating to the phone remarketing program, whichever comes first. In connection with this settlement, Cerplex agreed to a stipulation for entry of judgment in the amount of $350,000. Lucent has agreed not to enforce the stipulated judgment and to dismiss the action if Cerplex pays Lucent the additional $350,000 within six months. As a result of the settlement, Cerplex reversed approximately $2.8 million in valuation reserves during the third quarter of 1997. Cerplex determined that the allowance was not necessary in light of the above mentioned settlement which was substantially completed in September 1997.

     Cerplex is involved in legal proceedings from time to time in the ordinary course of its business. Management does not believe any existing claims would have a material adverse effect upon the financial position, results of operations or liquidity of Cerplex.

NOTE 9 -- ACCRUED AND OTHER CURRENT LIABILITIES

     Accrued and other current liabilities are comprised of:

                                                                   DECEMBER 31
                                                              ----------------------
                                                                1997          1996
                                                              --------      --------
                                                              (DOLLARS IN THOUSANDS)
Accrued payroll and benefits................................  $12,957       $11,063
Contractual obligations.....................................    4,799         2,359
Accrued interest............................................    1,392         1,411
Deferred revenue............................................    4,113            66
Other.......................................................    3,414        10,448
                                                              -------       -------
                                                              $26,675       $25,347
                                                              =======       =======

                    THE CERPLEX GROUP, INC. AND SUBSIDIARIES

NOTE 10 -- LONG-TERM DEBT

     Long-term debt is comprised of:

                                                                  DECEMBER 31
                                                              -------------------
                                                                1997       1996
                                                              --------    -------
                                                                  (DOLLARS IN
                                                                  THOUSANDS)
Senior Term Loan(a).........................................  $ 29,945    $44,741
Series A 9.5% Senior Subordinated Notes(b)..................    15,813     14,601
Secured note payable to customer(c).........................     2,960      2,970
Other.......................................................       240        505
                                                              --------    -------
                                                                48,958     62,817
Less current portion........................................    45,998     (6,000)
                                                              --------    -------
Long-term debt..............................................  $  2,960    $56,817
                                                              ========    =======

(a) Cerplex's senior credit agreement was established in October 1994 (the "Credit Agreement") with a group of banks led by Wells Fargo Bank (the "Lenders"). During part of 1996 and 1997, Cerplex was in default of various covenants in the Credit Agreement, which resulted in a series of waivers and amendments to the agreement. In April 1996, Cerplex entered into an amended Credit Agreement that reduced the maximum amount under the line of credit from $60.0 million to $48.0 million and required reductions in the total commitments to $47.0 million by September 30, 1996, to $45.0 million by December 31, 1996 and to $43.0 million by March 31, 1997. The interest rate on the Agreement was increased to prime plus 2.25% and the maturity accelerated from October 1997 to March 31, 1997. In consideration for the amendment, Cerplex provided the lenders with warrants to purchase 125,000 shares of common stock at $6 per share and paid certain commitment fees and out-of-pocket expenses.

     In November 1996, Cerplex entered into amendments to the Credit Agreement. As compensation for the amendments, Cerplex repriced the 125,000 warrants issued in April 1996 from $6.00 per share to $2.50 per share (See Note 16).

     In April 1997, the agreement was again amended to provide for borrowings comprising a revolver and a term loan. The revolver had a maximum amount available of $6.0 million. The interest rate on the revolver was the prime lending rate plus 2.25%. The term loan was for $38.9 million and carried an interest rate of prime lending rate plus 3.125%. In addition, Cerplex must use to pay down the term loan 66.67% of all cumulative cash flow in excess of $9.0 million during 1997, and generally 66.67% of all proceeds from asset, stock investment and subsidiary sales, as well as 25% of the proceeds of any equity offerings. Cerplex reduced the term loan and the revolver by an aggregate of approximately $8.25 million on April 11, 1997 in connection with the sale of PCS. The amended Credit Agreement expires May 1, 1998. In consideration for the amendment to the Credit Agreement, Cerplex was required to provide the lenders with warrants to purchase 750,000 shares of Cerplex's common stock at an exercise price of $0.60, and to pay certain commitment fees and out-of-pocket expenses. In addition, the warrants issued April 1996 were repriced to an exercise price of $0.60 (See Note 16). The April 1997 amendment to the Credit Agreement included revised covenants for profitability, current ratio, minimum tangible net worth, leverage and working capital.

     In June 1997, Cerplex and the Lenders entered into another amendment to the Credit Agreement (the "Sixth Amendment") which eliminated or revised certain covenants. On August 6, 1997, the Credit Agreement was again amended to reduce the maximum amount available under the revolver to $4,886,984. The interest rate on revolving loans outstanding on August 6, 1997 was changed to the prime lending rate plus 2.00% per annum; however, the interest rate for all new revolving loans after August 6, 1997 is 15%. The term loan was also reduced to $31,371,520 and now carries an interest rate at the prime lending rate plus 3.125%. The interest rate payable under the Credit Agreement was increased significantly and is subject to significant

                    THE CERPLEX GROUP, INC. AND SUBSIDIARIES further increases because Cerplex did not repay the balance outstanding under the Credit Agreement at September 1, 1997. The interest rates under the term loan and revolver increase by 1% per month, effective September 1, 1997, for each month which such obligations are not paid in full, up to a maximum of 4%. At December 31, 1997, the interest rates were 15.625% and 19% for the term loan and revolver, respectively. In addition, the mandatory pay down of the term loans and/or the revolving loans with the proceeds of any equity offering has been reduced from 25% to 20%, although the first $1,500,000 of any equity offerings must be used to permanently reduce the term loans and/or the revolver. Under the new agreement, $6,051,000 of the net proceeds from the sale of Modcomp was used to pay down the term loan, and $2,000,000 of proceeds were used to pay down the revolver. Cerplex reborrowed $2,000,000 of the Modcomp proceeds that was used to pay down the revolver. The Sixth Amendment also resulted in revised financial covenants.

     The Sixth Amendment required the issuance of warrants to the Lenders to purchase 1,262,188 shares of Common Stock at $0.59 per share and the execution of an amendment with the holders of the Company's Senior Subordinated Notes (See
Note 16).

     On January 30, 1998, the Credit Agreement was again amended to add a minimum consolidated adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") requirement, further restrict Cerplex's ability to pay dividends on shares and make other junior payments and add as an event of default under the Credit Agreement the parties' termination of the Merger Agreement (See Note 19) and the failure to take certain steps necessary to consummate the merger by certain deadlines prescribed by the Credit Agreement. In addition, under the January 1998 amendment agreement, Citibank agreed to waive compliance with certain requirements of the Credit Agreement, including permitting up to $10,000,000 to be loaned by Aurora to Cerplex, permitting execution of the Merger Agreement and consummation of the merger (See Note 19) and waiving all other financial covenants for Cerplex's fiscal quarter ended December 31, 1997 and for the period from and including December 31, 1997 to and excluding April 30, 1998.

(b) In November 1993, Cerplex sold $17.3 million in principal amount of its Series A 9.0% (changed to 9.5% in October 1994) Senior Subordinated Notes ("Series A") and $5.7 million in principal amount of its Series B 9.0% Senior Subordinated Notes ("Series B") with 920,000 detachable warrants to purchase common stock under Note Purchase Agreements. The detachable warrants were issued at the option price of $.01 per share, resulting in an original issue discount of $3.6 million. In May 1994, Cerplex extinguished early its Series B at the principal amount of $5.7 million. The unamortized balance of the original issue discount relating to Series A was $1,876,000 and $2,381,000 at December 31, 1997 and 1996, respectively. The Series A Senior Subordinated Notes accrued interest at the rate of 9.5% per annum, payable quarterly, with principal amount thereof payable in three installments in November 1999, 2000 and 2001. Cerplex is subject to certain financial and other covenants which include restrictions on the incurrence of additional debt, payment of any dividends and certain other cash disbursements as well as the maintenance of certain financial ratios.

     During part of 1996, Cerplex was in default of various covenants under the Note Purchase Agreements, which resulted in a series of waivers and amendments. In April 1996, Cerplex entered into an amendment to the Note Purchase Agreements which revised the covenants for maximum leverage, net worth and fixed charges. In consideration for the amendment to the Note Purchase Agreements, Cerplex was required to provide the Lenders 1,000,000 warrants to purchase common stock at $6.00 per share. The warrants issued pursuant to the amended Note Purchase Agreements, and the amended Credit Agreement discussed above, were recorded at fair market value with such amount amortized as a charge against income over the period of the debt. In November 1996, Cerplex entered into another amendment to the Note Purchase Agreements which revised certain financial covenants. As compensation for the amendment, Cerplex repriced the warrants issued in April 1996 from $6.00 per share to $2.50 per share (See Note 16).

     In 1997, Cerplex was again in default under the Note Purchase Agreements. In April 1997, the Note Purchase Agreements were again amended revising certain covenants. Interest is now payable semi-annually

                    THE CERPLEX GROUP, INC. AND SUBSIDIARIES instead of quarterly. The term of the Note Purchase Agreements are unchanged from the prior agreement. In consideration for the amendment, Cerplex repriced the warrants issued in April 1996 to the April 4, 1997 market price of $0.60 per share.

     On June 30, 1997, Cerplex received waivers with respect to various provisions of the Amended and Restated Note Purchase Agreement. On August 20, 1997, Cerplex completed negotiations with the subordinated note holders to further amend the Amended and Restated Note Purchase Agreement resulting in the First Amendment Agreement to the Amended and Restated Note Purchase Agreement. The First Amendment Agreement increased the interest rate to 15%. The interest payment of $819,375 that was due on August 19, 1997 was added to the principal balance, which increased the principal outstanding under the Amended and Restated Note Purchase Agreement to $18,069,375. Cerplex was also required to issue warrants for 500,096 of shares of Common Stock at $0.59 per share (See
Note 16). Beginning in March 1998, interest is payable monthly, however, Cerplex may elect to add the portion of interest representing the difference between 9.5% and 15% to the outstanding principal balance. As of December 31, 1997, Cerplex was not in compliance with the covenants under the Amended and Restated Note Purchase Agreement. In addition, the covenants as currently cast will be significantly more restrictive as of June 1998. Therefore, Cerplex believes that it will be in default again under such agreement at that time unless it is able to successfully renegotiate the covenants. Therefore, the outstanding balance of this note has been classified as current in the accompanying December 31, 1997 consolidated balance sheet. If Cerplex repays the balance outstanding under the Amended and Restated Note Purchase Agreement on or before August 19, 1998, the portion of interest expense representing the difference between 9.5% and 15% will be forgiven and the warrants for 500,096 shares will be canceled.

     On January 30, 1998 Welsh, Carson, Anderson & Stowe VII, L.P. ("WCAS") purchased from the existing holders the Series A and warrants to purchase an aggregate of 1,500,096 shares of Cerplex Common Stock. The purchase price for the Series A and warrants was equal to 30% of the outstanding principal and accrued interest as of that date. The prior holders of the Series A retained the original warrants. WCAS agreed to waive all covenants and defer the February 19, 1998 scheduled interest payment and to add such amount to the outstanding principal balance of the Series A. WCAS agreed that, immediately preceding the merger, the warrants it acquired will be terminated and will not be considered outstanding in determining the consideration to be received by the Cerplex stockholders in the merger. WCAS also agreed that the Series A will be exchanged for Senior Subordinated Notes of Aurora at an exchange rate which will reduce the principal outstanding to an amount equal to the amount paid by WCAS for the Series A. If the merger is not consummated, Cerplex has the option for a thirty
(30) day period to acquire the Series A and related warrants from WCAS for an amount equal to the purchase price paid by WCAS.

(c) In July 1994, Cerplex acquired the operating assets of BT Repair Services for cash and a L2.5 million non-interest bearing note (approximately $3.9 million at December 31, 1994) secured by the land and buildings. The note is payable at the earlier of the point when orders from the customers reach a cumulative L78 million (approximately $122 million) or five years from the acquisition date. Cerplex is committed to pay BT L1.8 million (approximately $3.0 million as of December 31, 1997) in 1999 or earlier if certain sales volumes are reached. As of December 31, 1997, required sales volumes had not yet been met. Management currently estimates that the note will not be repaid until 1999.

                    THE CERPLEX GROUP, INC. AND SUBSIDIARIES

NOTE 11 -- INCOME TAXES

     Components of income (loss) from continuing operations before taxes consist of the following:

                                                           YEARS ENDED DECEMBER 31
                                                       -------------------------------
                                                         1997        1996       1995
                                                       --------    --------   --------
                                                           (DOLLARS IN THOUSANDS)
North America........................................  $(19,239)   $(30,557)  $(40,185)
Europe...............................................     5,400       4,887      2,922
                                                       --------    --------   --------
                                                       $(13,839)   $(25,670)  $(37,263)
                                                       ========    ========   ========

     The income tax expense (benefit) consists of the following:

                                                            1997      1996      1995
                                                           ------    ------    ------
                                                             (DOLLARS IN THOUSANDS)
Current:
  Federal................................................  $   --    $   --    $   --
  Foreign................................................   3,428     1,451     1,911
  State..................................................      --        40        65
                                                           ------    ------    ------
                                                            3,428     1,491     1,976
                                                           ------    ------    ------
Deferred:
  Federal................................................      --        51        32
  Foreign................................................    (780)      161        (4)
  State..................................................      --        15       127
                                                           ------    ------    ------
                                                             (780)      227       155
                                                           ------    ------    ------
                                                           $2,648    $1,718    $2,131
                                                           ======    ======    ======

     The income tax expense was allocated as follows:

                                                            1997      1996      1995
                                                           ------    ------    ------
                                                             (DOLLARS IN THOUSANDS)
Income from continuing operations........................  $2,648    $1,718    $2,089
Discontinued operations..................................      --        --        42
                                                           ------    ------    ------
                                                           $2,648    $1,718    $2,131
                                                           ======    ======    ======

     The tax rate reconciliation is comprised of the following:

                                                          1997      1996       1995
                                                         -------   -------   --------
                                                            (DOLLARS IN THOUSANDS)
Computed expected tax benefit..........................  $(4,590)  $(8,727)  $(12,684)
State income taxes, net of federal.....................       --      (509)    (3,909)
Goodwill amortization..................................       --        --       (129)
Investments............................................       --        --        268
Passive foreign investment income......................    1,861       782         --
Foreign tax rate differences...........................      720        --         --
California net of operating loss not eligible for
  carryforward.........................................      120       347        824
Change in valuation allowance..........................    4,459     9,421     17,703
Other..................................................       78       404         58
                                                         -------   -------   --------
                                                         $ 2,648   $ 1,718   $  2,131
                                                         =======   =======   ========

                    THE CERPLEX GROUP, INC. AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                         1997       1996       1995
                                                        -------    -------    -------
                                                           (DOLLARS IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards....................  $19,879    $16,396    $ 8,289
  Bad debts...........................................    2,956      3,150      1,802
  Foreign tax credits.................................    5,714      3,430      1,741
  Inventories.........................................    1,011        991      1,712
  Investments.........................................    1,195      1,200      1,402
  Property, plant and equipment.......................      935        844        940
  Accrued liabilities.................................    1,103        301        765
  Discontinued operations.............................       --        620        677
  Amortization of intangibles.........................       --        174        645
  Minimum tax credit..................................       35        157        157
  Other...............................................       --         --         77
                                                        -------    -------    -------
  Total gross deferred tax assets.....................   32,828     27,263     18,207
  Less valuation allowance............................  (31,684)   (27,225)   (17,804)
                                                        -------    -------    -------
  Net deferred tax asset..............................    1,144         38        403
Deferred tax liabilities..............................     (364)       (38)      (176)
                                                        -------    -------    -------
Net deferred tax assets...............................  $   780    $    --    $   227
                                                        =======    =======    =======

     SFAS No. 109, "Accounting For Income Taxes," provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Cerplex's valuation allowance reduced the deferred tax asset to the amount realizable. Cerplex has provided a valuation allowance against net federal and state deferred tax assets due to uncertainties surrounding their realization. The remaining net deferred tax asset relates to temporary differences from Cerplex's foreign operations. Management believes that it is more likely than not that the tax benefit will be realized from either profitable future foreign operations or carryback to taxes previously paid.

     At December 31, 1997, Cerplex had net operating loss carryforwards ("NOLs") of approximately $57.0 million for federal income tax purposes. If not utilized earlier, the federal NOLs will start expiring in the year 2009. At December 31, 1997, Cerplex had a NOL of approximately $5.7 million for California income tax purposes. The California NOL carryforward is limited to 50% of the apportioned California loss. If not utilized earlier, the California NOLs will start expiring in the year 2000. Cerplex also has Foreign Tax Credit carryforwards for federal income tax purposes of approximately $5.7 million which are available to offset federal income tax through the year 2000.

     Certain changes in stock ownership can result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year. Cerplex may undergo such an ownership change as a result of an upcoming merger (See Note 19), pending shareholder and regulatory approval. Consequently, utilization of the net operating loss carryforwards and the deduction equivalent of tax credit carryforwards will be significantly limited in future years.

                    THE CERPLEX GROUP, INC. AND SUBSIDIARIES

NOTE 12 -- GEOGRAPHIC SEGMENTS

     The following table reflects information with respect to Cerplex's North America and International operations:

                                                         YEARS ENDED DECEMBER 31
                                                     --------------------------------
                                                       1997        1996        1995
                                                     --------    --------    --------
                                                          (DOLLARS IN THOUSANDS)
Net sales:
  North America....................................  $ 57,791    $112,594    $107,795
  Europe...........................................    83,617      78,899      36,533
                                                     --------    --------    --------
                                                     $141,408    $191,493    $144,328
                                                     ========    ========    ========
Net income (loss):
  North America....................................  $(19,397)   $(30,851)   $(41,247)
  Europe...........................................     2,910       3,463       1,853
                                                     --------    --------    --------
                                                     $(16,487)   $(27,388)   $(39,394)
                                                     ========    ========    ========
Identifiable assets:
  North America....................................  $ 12,006    $ 48,617    $ 83,630
  Europe...........................................    47,250      59,927      21,058
  Eliminations.....................................       (18)     (3,050)     (2,795)
                                                     --------    --------    --------
                                                     $ 59,238    $105,494    $101,893
                                                     ========    ========    ========

NOTE 13 -- INVESTMENT AND RETIREMENT PLANS

     During 1995, Cerplex established a 401(k) Retirement Savings Plan for its U.S. employees ("U.S. Plan"). Each participant may contribute up to 15% of his compensation into the U.S. Plan subject to maximum limitations based on compensation and Internal Revenue Service regulations. Cerplex does not make any matching contributions into the U.S. Plan. In the event of a plan termination, all participants are entitled to receive a distribution equal to their account balance at that date.

     In October 1996, Cerplex established a defined contribution plan for the employees of Cerplex Ltd., a wholly-owned subsidiary of Cerplex operating in the United Kingdom ("U.K. Plan"), not covered by the U.K. Pension Plan (see below). Participating employees are allowed to contribute either 3% or 6% of their annual compensation subject to maximum limitations based on compensation and Inland Revenue Service regulations. Cerplex contributes an amount equal to 100% of the employee's contributions in connection with the U.K. Plan. Company contributions vest immediately. In the event the U.K. Plan is terminated, all participants are entitled to receive a distribution equal to their account balance at that date. Contributions to the U.K. Plan were approximately $16,000 and $38,000 for 1997 and 1996, respectively.

     During 1995, Cerplex also established a defined benefit pension plan for certain employees of Cerplex Ltd. ("U.K. Pension Plan"). Company contribution rates have been actuarially assessed and are being amortized over the estimated employees' working lives with Cerplex. Benefits are determined based on employee's final pensionable pay. Pension expense and contributions to the UK Pension Plan during 1997 were $0.8 million and $0.8 million, respectively, and for 1996 were $1.1 million and $1.0 million, respectively.

                    THE CERPLEX GROUP, INC. AND SUBSIDIARIES

     The following table sets forth the funded status and amounts recognized in Cerplex's consolidated balance sheets as of December 31, 1997 and 1996 and the consolidated statements of operations for the years then ended for the U.K. Pension Plan (dollars in thousands):

                                                               1997       1996
                                                              -------    -------
Actuarial present value of benefit obligations:
  Vested benefit obligation.................................  $(1,968)   $(1,312)
  Accumulated benefit obligation............................   (1,968)    (1,312)
Projected benefit obligation for service rendered to date...   (3,280)    (2,132)
Plan assets at fair value, December 31 (unaudited)..........    4,100      2,788
                                                              -------    -------
Excess of plan assets over the projected benefit
  obligation................................................      820        656
Unrecognized net gain from past experience different from
  that assumed..............................................   (1,020)      (823)
                                                              -------    -------
Accrued pension expense.....................................  $  (200)   $  (167)
                                                              =======    =======
Net pension cost for the years included the following
  components:
  Service Cost..............................................  $   992    $ 1,230
  Interest cost on projected benefit obligation.............      189         98
  Expected return on Plan assets............................     (328)      (230)
  Net amortization of unrecognized gain.....................      (33)        --
                                                              -------    -------
  Net periodic pension cost.................................  $   820    $ 1,098
                                                              =======    =======

     The discount rate used in determining the actuarial present value of benefit obligations was 7.0%. The expected long term range of return on assets was 8.5%. The net periodic pension cost was determined using a 7.0% discount rate.

NOTE 14 -- COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

     Cerplex leases the majority of its office and warehousing facilities and certain equipment under noncancellable operating leases which expire at various dates during the next eight years.

     Rental expense, net of sublease income, for the years ended 1997, 1996 and 1995 was approximately $2.7 million, $4.9 million and $4.3 million, respectively. Future minimum lease payments as of December 31, 1997 are as follows:

YEAR ENDING
DECEMBER 31
-----------                                                     (DOLLARS IN THOUSANDS)
   1998.......................................................          $2,192
   1999.......................................................           1,956
   2000.......................................................           1,608
   2001.......................................................           1,187
   2002.......................................................             347
   Thereafter.................................................             596
                                                                        ------
                                                                        $7,886
                                                                        ======

     Cerplex subleases two of its facilities from a company which is owned by certain officers of Cerplex (See Note 17). One sublease is on a month-to-month basis and the other expired in July 1997. Cerplex incurred rental expense of $798,000, $785,000 and $774,000 in 1997, 1996 and 1995, respectively, on such subleases.

                    THE CERPLEX GROUP, INC. AND SUBSIDIARIES

NOTE 15 -- STOCK-BASED COMPENSATION PLANS

     Cerplex has two stock option plans, the Restated 1993 Stock Option Plan ("The 1993 Plan") and the 1990 Stock Option Plan ("The 1990 Plan"). Cerplex accounts for these plans under APB No. 25, under which no employee compensation cost has been recognized in the statement of operations.

THE 1993 PLAN

     The 1993 Plan was adopted in December 1993. A total of 2,000,000 shares of Common Stock have been authorized for issuance under the 1993 Plan. Individuals eligible to receive option grants are employees (including officers) and consultants of Cerplex. The 1993 Plan is administered by a committee of two or more non-employee members of the Board of Directors ("Committee"). Eligible individuals may be granted Incentive Stock Options at 100% of fair market value of such shares on the grant date or nonstatutory options at no less than 85% of fair market value.

     Two types of stock appreciation rights are authorized for issuance. As of December 31, 1997, no stock appreciation rights were issued. Tandem rights provide the holders with the election to surrender their outstanding options for an appreciation distribution from Cerplex equal to the excess of (a) the fair market value of the vested shares of Common Stock subject to the surrendered option over (b) the aggregate exercise price payable for such shares. Limited rights may be granted to one or more officers of Cerplex subject to the short-swing profit restrictions of the federal securities laws which will become exercisable upon the acquisition of more than 50% of Cerplex's outstanding voting stock pursuant to a hostile tender offer. Each option with such a limited right outstanding for at least six months at the time of such tender offer will be canceled, to the extent such option is at the time exercisable for vested shares, in return for a cash distribution from Cerplex based upon the tender offer price. The maximum number of shares of Common Stock for which any one participant may be granted stock options and separately exercisable stock appreciation rights will not exceed 500,000 shares.

THE 1990 PLAN

     In November 1990, Cerplex adopted the 1990 Plan which authorized the granting of options to employees, non-employee members of Cerplex's Board of Directors, consultants and independent contractors to purchase shares of Cerplex's Common Stock. Under the terms of the 1990 Plan, 2,095,225 options have been authorized. Options may have a maximum term of 10 years from the grant date, and may be exercisable over a period determined by the Plan Administrator.

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

                    THE CERPLEX GROUP, INC. AND SUBSIDIARIES

COMPENSATION AND OPTION DISCLOSURES

     Had employee compensation expense for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," Cerplex's basic and diluted net loss and net loss per share would have been increased to the following pro forma amounts:

                                                      1997         1996         1995
                                                    --------     --------     --------
Net Loss:
  As Reported.....................................  $(16,487)    $(27,388)    $(39,394)
  Pro Forma.......................................   (17,770)     (28,363)     (39,679)
Basic and diluted loss per share:
  As Reported.....................................     (0.56)       (2.24)       (3.01)
  Pro Forma.......................................     (0.60)       (2.31)       (3.03)

     For purposes of the above pro forma calculation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes single option pricing model using the following weighted-average assumptions for grants in 1997, 1996 and 1995, respectively: (a) risk-free interest rates of 6.5, 6.6 and 5.5 percent, (b) expected lives of 5.0, 5.5 and 5.0 years, (c) expected dividend yields of 0% for all three years, and (d) a volatility rate of .50, .93 and .84.

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     A summary of the status of Cerplex's two stock option plans at the end of December 1997, 1996, and 1995, and changes during the years then ended is as follows:

                                        1997                      1996                      1995
                              ------------------------   -----------------------   -----------------------
                                            WTD. AVG.                 WTD. AVG.                 WTD. AVG.
                                SHARES      EX. PRICE     SHARES      EX. PRICE     SHARES      EX. PRICE
                              ----------   -----------   ---------   -----------   ---------   -----------
Outstanding, beginning......   1,609,175   $      5.12   1,232,659   $      4.79     669,951   $      2.63
  Granted...................     861,250           .36     926,000          3.73     715,000          6.66
  Exercised.................     (26,305)           --    (348,276)         0.27     (70,683)         0.67
  Forfeited.................  (1,513,140)         4.98    (201,208)         5.10     (81,609)         6.74
                              ----------   -----------   ---------   -----------   ---------   -----------
Outstanding, ending.........     930,980          2.55   1,609,175   $      5.12   1,232,659   $      4.79
                              ==========   ===========   =========   ===========   =========   ===========
Exercisable at end of
  year......................     116,645   $      4.22     340,147   $      6.37     451,370   $      1.66
Weighted average fair value
  of options granted........               $      0.13               $      0.74               $      0.39
Weighted average contractual
  life......................                8.64 Years                 9.0 Years                 8.2 Years

     At December 31, 1997, the range of exercise prices for options outstanding and exercisable were $0.27 to $7.50 and $0.30 to $6.75, respectively.

NOTE 16 -- STOCKHOLDERS' EQUITY (DEFICIENCY)

CONVERTIBLE PREFERRED STOCK

     In June 1996, Cerplex issued 8,000 shares of Series B Preferred Stock at $1,000 per share in a private placement. The Series B Preferred Stock was convertible into Common Stock of Cerplex at the option of each holder at the lower of $5.07 per share or 80% of the average closing bid price over a ten-day period ending three days prior to the date of conversion. In connection with the issuance of the Series B Stock, Cerplex recorded a discount of $2.65 million to reflect the initial conversion discount feature. The discount was

                    THE CERPLEX GROUP, INC. AND SUBSIDIARIES amortized over the 90-day holding period and is reflected in the accompanying consolidated statement of stockholders' deficiency in 1996. The Series B Preferred Stock had certain rights, privileges and preferences, including a $2,000 per share preference in the event of a sale of Cerplex. The Board of Directors could not pay dividends to the holders of Cerplex's Common Stock unless and until the Board paid an equivalent dividend to the holders of Series B Preferred Stock based upon the number of shares of Common Stock into which each share of Series B Preferred Stock was convertible. All 8,000 shares of the Series B Preferred Stock had been converted in 22,887,823 shares of Common Stock as of December 31, 1997.

STOCK WARRANTS

     In April 1996, Cerplex issued 1,000,000 detachable warrants in connection with amendments to the Note Purchase Agreements related to its Senior Subordinated Notes and issued 125,000 detachable warrants in connection with an amendment to the Credit Agreement. The warrants were exercisable when issued. The warrants provided the holders the right to purchase 1,125,000 shares of common stock at $6.00 per share. As a result of the issuance of the warrants, Cerplex discounted the book value of the debt outstanding and increased paid-in capital by the fair market value of the warrants by $3.0 million based on an intrinsic warrant value of $2.70 per share. In November 1996, Cerplex, as consideration for amendments to the Note Purchase Agreements and Credit Agreement, repriced the exercise price of the warrants from $6.00 to $2.50 per share. The repricing of the warrants provided an additional $0.3 million of intrinsic value to the warrant holders, and accordingly, Cerplex discounted the book value of the debt outstanding and increased paid-in capital by $0.3 million. In April 1997, when the Credit Agreement and the Note Purchase Agreement were again amended, warrants to purchase an additional 750,000 shares of common stock were issued to the Senior Note Holder at the current market value of $0.60 per share. Additionally, in connection with the April 1997 amendment, the warrants issued in April 1996 were repriced at the current market value of $0.60 per share. The April 1997 warrant issuance was valued at $375,000 and the repricing under the Note Purchase Agreement and Credit Agreement were valued at $90,000 and $13,000, respectively.

     In consideration for the Sixth Amendment and the Amended and Restated Note Purchase Agreement in August 1997, Cerplex issued warrants to purchase 1,262,188 and 500,096 shares of common stock at the current market value of $0.59 per share, respectively. Cerplex recorded $299,000 and $118,000, respectively, for the intrinsic value of the warrants issued.

     The discounts associated with all warrant valuations are amortized as additional interest expense over the period of the related debt using the interest method. The unamortized balance of the discounts relating to the Senior Term Loan and the Series A 9.5% Senior Subordinated Notes were $263,000 and $380,000, respectively, at December 31, 1997 and $106,000 and $268,000,
respectively, at December 31, 1996.

     At December 31, 1996, 855,000 warrants were outstanding to purchase an equivalent number of shares of common stock at $0.01 per share. These warrants were issued to the holders of the Series B Notes and expire in May 2002. When the Series B Notes were issued in November 1993, they had 920,000 detachable warrants which were valued at $3.93 per warrant at the date of issuance. In connection with the issuance of the Series B Notes, Cerplex recorded an original issue discount of $3.6 million for the difference between the fair value of the warrants at the time of issuance and the exercise price, which was reflected as a reduction in the face value of the Series B Notes. No warrants were exercised in 1997.

     At December 31, 1997, 56,993 warrants were outstanding and exercisable to purchase an equivalent number of shares of common stock at $8.80 per share. These warrants expire in November 2002. No warrants were exercised in 1997.

                    THE CERPLEX GROUP, INC. AND SUBSIDIARIES

NONRECURRING COMPENSATION RELATED TO EXCHANGE OF COMMON STOCK

     In November 1993, certain officers, directors and employees of Cerplex exchanged 1,200,000 shares of Common Stock for 1,200,000 shares of Series A Preferred Stock. Based upon the difference between the fair market value of the Common Stock and the Series A Preferred Stock as of such date, Cerplex recorded a non-recurring noncash compensation charge of $4.3 million which was amortized through December 1997, on a straight line basis.

NOTE 17 -- RELATED PARTY TRANSACTIONS

     In December 1993, Cerplex purchased for $3.0 million a preferred stock warrant from an affiliate of Novadyne which was written off in 1995. In 1997, Cerplex and Novadyne signed a settlement agreement which resulted in Cerplex receiving 92,000 shares of Novadyne, representing approximately 15% of the outstanding shares of Novadyne. During 1997, 1996 and 1995, sales of repaired parts and services to Novadyne were $1.4 million, $3.8 million and $5.9 million, respectively. Receivables as of December 1997, 1996, and 1995 were $3.9 million, $1.3 million, and $2.2 million, respectively. As of December 31, 1996, because of the uncertainty of collection of receivables due from Novadyne, Cerplex provided an allowance for the balance of $3.9 million. In addition, in January 1994, Cerplex began earning a management fee of $83,000 per month for thirty six months from Novadyne. In May 1994, Cerplex purchased for $2.7 million electronic parts from a third party and leased such parts to Novadyne. Cerplex received rental income of $62,000 per month through September 1997.

     Cerplex subleased certain real property for its operations in Irvine, California and in Newburgh, New York from WC Cartwright Corporation, a California corporation ("WC Cartwright"). Messrs. Klein, Kunin and Davis and Ms. Carolyn J. Klein (the spouse of Mr. Klein) are officers, directors and principal shareholders of WC Cartwright.

     In 1996, Cerplex paid to WC Cartwright an aggregate of $540,000 in rent for use of the real property located in Irvine, California and in 1997 and 1996 paid $155,000 and $258,000, respectively, in rent for use of the real property located in Newburgh, New York. Under its subleases with WC Cartwright, Cerplex was obligated to remit monthly lease payments to WC Cartwright in the amount of $44,982 through January 1997 with respect to the Irvine, California property, and $21,010 to $22,204 per month (on a graduated rent basis) through July 1997 with respect to the Newburgh, New York real property.

     During 1997, Cerplex established $139,000 of reserves for potentially uncollectible notes receivable from stockholders.

NOTE 18 -- CONCENTRATION OF CREDIT RISK

     Cerplex's revenues are primarily with Original Equipment Manufacturers ("OEMs") or Third Party Maintainers ("TPMs") in the computer and peripheral, telecommunications and office automation industries located principally in the United States and Europe. Cerplex performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. Credit risk is affected by conditions or occurrences within the economy and the computer and peripheral, telecommunications and office automation markets.

                    THE CERPLEX GROUP, INC. AND SUBSIDIARIES

     A substantial portion of Cerplex's business, including activities of discontinued operations, was conducted with four to five major customers during 1997, 1996 and 1995. Following are net sales and accounts receivable to/from such customers as of and for the years ended December 31, 1997, 1996 and 1995:

                                                                             ACCOUNTS
                          CUSTOMER                             NET SALES    RECEIVABLE
                          --------                             ---------    ----------
1997
  Rank Xerox................................................    $45,479       $   --
  British Telecommunications................................     17,259        2,138
  Digital Equipment Corporation.............................     15,843        1,934
  IBM.......................................................      7,763        1,144
  Hewlett Packard...........................................      6,317          576
1996
  Rank Xerox................................................    $33,400       $   --
  IBM.......................................................     23,672        1,863
  British Telecommunications................................     21,447        1,692
  SpectraVision.............................................      6,007           --
  Wang (formerly Bull)......................................      1,621          219
1995
  British Telecommunications................................    $33,449       $6,406
  IBM.......................................................     32,037        6,044
  SpectraVision.............................................      9,863        1,235
  Wang (formerly Bull)......................................      7,030          634

NOTE 19 -- SUBSEQUENT EVENTS (UNAUDITED)

     On January 30, 1998, Aurora Electronics, Inc., a Delaware corporation ("Aurora") signed a Definitive Merger Agreement ("Merger Agreement") with Cerplex. As a result of the merger, Cerplex would become a wholly-owned subsidiary of Aurora, and the current equity holders of Cerplex would be entitled to receive in a tax-free exchange approximately 25% of the postmerger, fully-diluted common stock of Aurora, after giving effect to the WCAS financing described below. Under the terms of the Merger Agreement, each share of Cerplex common stock would convert into 1.076368 shares of Aurora common stock. The merger is subject to regulatory approvals and the satisfaction of certain other conditions precedent, including securing acceptable senior bank financing.

     Subject to the merger, Aurora's principal stockholder, WCAS, has agreed to provide additional financing to Aurora in the form of $18 million of new preferred stock and $15 million of new subordinated debt, and to exchange approximately $11 million of outstanding Aurora subordinated debt and accrued interest for $3.3 million of new preferred stock. After giving effect to the merger and the WCAS financing, WCAS would own approximately 69.2% of the fully diluted common stock of Aurora. The proceeds of the WCAS financing and the proposed new senior bank financing would be used to repay approximately $30 million of outstanding senior bank obligations of Cerplex. In addition, at the effective time of the merger, approximately $18 million of outstanding subordinated notes of Cerplex, which have been purchased by WCAS, would be canceled and exchanged for $5.7 million of the new subordinated notes of Aurora.

     On January 30 and February 25, 1998, Aurora provided Cerplex with unsecured loans in the amounts of $2 million and $1.5 million, respectively (the "Aurora Loans"). The Aurora Loans bear interest at the rate of 10% and become due and payable on June 30, 1998. Cerplex used the funds for working capital purposes. The Aurora Loans contain certain restrictive covenants, including covenants restricting change-in-control transactions, limiting indebtedness, restricting certain payments and limiting the incurrence of liens, in each case

                    THE CERPLEX GROUP, INC. AND SUBSIDIARIES unless approved by the Aurora Board of Directors, including an affirmative vote of the director designated by WCAS.

NOTE 20 -- GOING CONCERN

     Cerplex incurred significant losses from operations during 1997, 1996 and 1995, and, as of December 31, 1997, Cerplex's net working capital deficiency was $47,308 and its stockholders' deficiency was $32,537. Cerplex does not have the necessary funds to pay its secured and unsecured debt obligations. Subject to the Merger as described in Note 19, Aurora's principal stockholder has agreed to provide additional financing to Aurora in the form of $18 million of new preferred stock and $15 million new subordinated debt. The proceeds from the new debt and equity financings would be used to repay Cerplex's senior bank obligation. In addition, at the effective time of the Merger, approximately $19 million of Cerplex's subordinated debt, which was purchased by Aurora's principal stockholder on January 30, 1998, would be canceled and exchanged for approximately $5.7 million of new subordinated notes. However, there can be no assurances that Cerplex will be able to successfully complete the Merger and continue as a going concern. If Cerplex is unsuccessful in completing the Merger, it is possible that Cerplex's secured creditors will foreclose upon all of the assets of Cerplex and pursue the dissolution of Cerplex.

NOTE 21 -- LOSS PER SHARE

     As discussed in Note 1, Cerplex adopted SFAS No. 128 effective December 31, 1997. The following table illustrates the computation of basic and diluted loss per share under the provisions of SFAS No. 128.

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1997        1996        1995
                                                     --------    --------    --------
Numerator for basic and diluted loss per share --
  net loss.........................................  $(16,487)   $(27,388)   $(39,394)
Amortization of discount on Series B Convertible
  Preferred Stock..................................        --      (2,651)         --
                                                     --------    --------    --------
Numerator for basic and diluted earnings per
  share............................................  $(16,487)   $(30,039)   $(39,394)
                                                     ========    ========    ========
Denominator for basic and diluted loss per share --
  weighted average number of common shares
  outstanding during the period....................    29,610      13,419      13,091
                                                     ========    ========    ========
Basic and diluted loss per share...................  $  (0.56)   $  (2.24)   $  (3.01)
                                                     ========    ========    ========

     The computation of diluted loss per share for each of the years in the three-year period ended December 31, 1997 excluded the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants and conversions of the Series B Convertible Preferred Stock because their effect would be antidilutive (see Notes 15 and 16).

                    THE CERPLEX GROUP, INC. AND SUBSIDIARIES

NOTE 22 -- QUARTERLY INFORMATION (UNAUDITED)

     Unaudited quarterly information for the quarters ended March 31, June 30, September 30 and December 31 are as follows:

                                            FIRST      SECOND      THIRD       FOURTH
                                           -------    --------    --------    --------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
1997
  Net sales..............................  $46,340    $ 39,266    $ 26,571    $ 29,231
  Gross profit...........................    7,511       2,019       6,851       4,152
  Operating income (loss)................   (1,459)    (13,439)      3,722         133
  Net income (loss)......................   (5,003)     (9,357)      1,029      (3,156)
  Basic and diluted income (loss) per
     share...............................  $ (0.32)   $  (0.30)   $   0.03    $  (0.09)
1996
  Net sales..............................  $40,846    $ 51,339    $ 50,636    $ 48,672
  Gross profit...........................    6,931      10,969       3,751       4,594
  Operating income (loss)................      144       2,099     (10,102)     (7,350)
  Net income (loss)......................   (1,573)        702     (12,940)    (13,577)
  Basic and diluted income (loss) per
     share...............................  $ (0.12)   $   0.01    $  (1.12)   $  (0.99)

     During the fourth quarter of 1996, Cerplex took charges to income totaling $9.6 million which represented adjustments to net realizable value of long-term assets, reserves for excess and obsolete inventory and accounts receivable, impairment of goodwill and miscellaneous writeoffs of plant and equipment and other assets.

                    THE CERPLEX GROUP, INC. AND SUBSIDIARIES

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 (IN THOUSANDS)

                                     ASSETS

                                                                DECEMBER 31,
                                                                    1997
                                                                ------------
Current assets:
  Accounts receivable, net..................................      $ 4,972
  Inventories...............................................        1,768
  Prepaid expenses and other current assets.................          657
                                                                  -------
          Total current assets..............................        7,397
Investments in subsidiaries.................................       16,752
Property, plant and equipment, net..........................        3,638
Other long-term assets......................................          974
                                                                  -------
          Total assets......................................      $28,761
                                                                  =======
                   LIABILITIES & STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Current portion of long term debt.........................      $46,336
  Accounts payable..........................................        6,240
  Accrued and other current liabilities.....................        8,722
                                                                  -------
          Total current liabilities.........................       61,298
Stockholders' deficiency:
  Common stock..............................................           36
  Paid in capital...........................................       59,718
  Retained earnings.........................................      (90,901)
  Cumulative translation adjustment.........................       (1,390)
                                                                  -------
          Total stockholder's deficiency....................      (32,537)
                                                                  -------
          Total liabilities and stockholders' deficiency....      $28,761
                                                                  =======

                                                                     (continued)

                    THE CERPLEX GROUP, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              DECEMBER 31,
                                                                  1997
                                                              ------------
Net sales...................................................    $ 48,387
Cost of sales...............................................      45,574
                                                                --------
  Gross profit..............................................       2,813
Selling, general and administrative expenses................      14,830
Restructuring charges.......................................       4,082
                                                                --------
  Operating loss............................................     (16,099)
Equity in earnings of subsidiaries..........................       2,370
Gain on sale of subsidiaries................................       6,213
Other expense, net..........................................        (243)
Interest expense, net.......................................      (8,728)
                                                                --------
Loss before income taxes....................................     (16,487)
Provision for income taxes..................................          --
                                                                --------
Net loss....................................................    $(16,487)
                                                                ========
Basic and diluted loss per share............................    $  (0.56)
                                                                ========
Weighted average common shares used in the calculation of
  loss per share............................................      29,610
                                                                ========

                                                                     (continued)

                    THE CERPLEX GROUP, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                                              DECEMBER 31,
                                                                  1997
                                                              ------------
Net cash used in operating activities.......................    $ (2,898)
Cash flows from investing activities:
  Purchase of plant and equipment, net......................        (947)
  Proceeds from sale of fixed assets........................          70
  Proceeds from sale of subsidiaries........................      19,341
                                                                --------
          Net cash provided by investing activities.........      18,464
                                                                --------
Cash flows from financing activities:
  Net decrease in notes payable to bank.....................      (4,222)
  Proceeds from long-term debt, net.........................       8,000
  Payments of long-term debt................................     (17,307)
                                                                --------
          Net cash used in financing activities.............     (13,529)
                                                                --------
Effect of exchange rate changes on cash.....................      (2,037)
                                                                --------
          Net change in cash and cash equivalents...........          --
Cash and cash equivalents at beginning of period............          --
                                                                --------
Cash and cash equivalents at end of period..................    $     --
                                                                ========

                    THE CERPLEX GROUP, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                              BALANCE AT     CHARGED      CHARGED             BALANCE
               ALLOWANCE FOR                  BEGINNING    TO COSTS AND   AGAINST            AT END OF
             DOUBTFUL ACCOUNTS                OF PERIOD      EXPENSES     ACCOUNTS   OTHER    PERIOD
             -----------------                ----------   ------------   --------   -----   ---------
Year ended December 31, 1995................    $  265        $7,293      $   (89)   $ 114    $7,583
                                                ======        ======      =======    =====    ======
Year ended December 31, 1996................    $7,583        $4,785      $(4,263)   $ 948    $9,053
                                                ======        ======      =======    =====    ======
Year ended December 31, 1997................    $9,053        $  836      $(1,189)   $(999)   $7,701
                                                ======        ======      =======    =====    ======

                            THE CERPLEX GROUP, INC.

                                 EXHIBIT INDEX

                      FISCAL YEAR ENDED DECEMBER 27, 1997

                                                                         SEQUENTIAL
                                                                            PAGE
EXHIBIT                      DESCRIPTION OF EXHIBITS                       NUMBER
-------                      -----------------------                     ----------
 10.46     Executive Officer Severance Policy
 10.47     Addendum to Stock Option Plan
 21.1      List of Subsidiaries
 23.1      Consent of KPMG Peat Marwick LLP, Independent Public
           Accountants
 27.1      Financial Data Schedules