Form 10-Q
period 1998-03-28
CERPLEX GROUP INC
filed 1998-05-12
CIK 915870

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 28, 1998

                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ___________________

Commission file number 0-23602

            CERPLEX, INC. (Formerly known as The Cerplex Group, Inc.)
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      Delaware                                   33-0411354
           -------------------------------                    ------------------
           (State or other jurisdiction of                    (I.R.S. Employer
           incorporation or organization)                    Identification No.)


                       1382 Bell Avenue, Tustin, CA 92780
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)


                                 (714) 258-5300
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [x]   No [ ]

The number of shares outstanding of the Registrant's Common Stock on April 24, 1998 was 36,390,084.

                                  CERPLEX, INC.

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I -- FINANCIAL INFORMATION

       Condensed Consolidated Balance Sheets.............................    4
       Condensed Consolidated Statements of Operations...................    5
       Condensed Consolidated Statement of Stockholders' Deficiency......    6
       Condensed Consolidated Statements of Cash Flows...................    7
       Notes to Condensed Consolidated Financial Statements..............    8
       Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................   11

PART II -- OTHER INFORMATION

       Legal Proceedings.................................................   14
       Changes in Securities.............................................   14
       Defaults Upon Senior Securities...................................   14
       Submission of Matters to a Vote of Security Holders...............   14
       Other Information.................................................   14
       Exhibits and Reports on Form 8-K..................................   16

SIGNATURE    ............................................................   17

                                 CERPLEX, INC.



                                     PART I


                              FINANCIAL INFORMATION

                                 CERPLEX, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                   (Unaudited)

                                                            March 31,    December 31,
                                                             1998           1997
                                                            --------     -----------
                             ASSETS

Current assets:
    Cash and cash equivalents                               $ 15,746       $ 16,184
    Accounts receivable, net                                  14,715          9,710
    Inventories                                                6,229          5,522
    Prepaid expenses and other current assets                  2,257          3,877
                                                            --------       --------
        Total current assets                                  38,947         35,293
Property, plant and equipment, net                            23,053         22,974
Other long-term assets                                           662            971
                                                            --------       --------
        Total assets                                        $ 62,662       $ 59,238
                                                            ========       ========

           LIABILITIES & STOCKHOLDERS' DEFICIENCY

Current liabilities:
    Note payable                                            $ 52,880       $ 46,336
    Accounts payable                                           9,398          8,892
    Accrued and other current liabilities                     25,495         26,675
    Income taxes payable                                       1,008            698
                                                            --------       --------
        Total current liabilities                             88,781         82,601
                                                            --------       --------

Long-term debt, less current portion                           3,424          2,960
Long-term obligations                                          6,214          6,214

Commitments and contingencies

Stockholders' Deficiency:
    Common stock, par value $0.001 per share;
       60,000,000 shares authorized;
       36,390,084 issued and outstanding                          36             36
    Additional paid-in capital                                59,718         59,718
    Accumulated deficiency                                   (94,526)       (90,901)
    Cumulative translation adjustment                           (985)        (1,390)
                                                            --------       --------
        Total stockholders' deficiency                       (35,757)       (32,537)
                                                            --------       --------
        Total liabilities and stockholders' deficiency      $ 62,662       $ 59,238
                                                            ========       ========


      See accompanying notes to condensed consolidated financial statements

                                 CERPLEX, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)


                                                Three months ended March 31,
                                                ----------------------------
                                                    1998           1997
                                                  --------       --------
Net sales                                         $ 31,566       $ 46,340
Cost of sales                                       28,388         38,829
                                                  --------       --------
    Gross profit                                     3,178          7,511
Selling, general and administrative expenses         3,881          8,970
                                                  --------       --------
    Operating loss                                    (703)        (1,459)
Other expense, net                                      10            576
Interest expense, net                                2,514          2,247
                                                  --------       --------
Loss before income taxes                            (3,227)        (4,282)
Provision for income taxes                             398            721
                                                  --------       --------
Net loss                                          $ (3,625)      $ (5,003)
                                                  ========       ========
Basic and diluted loss per share                  $   (.10)      $   (.32)
                                                  ========       ========

Weighted average common shares used in the
 calculation of loss per share                      36,390         15,741
                                                  ========       ========



      See accompanying notes to condensed consolidated financial statements

                                 CERPLEX, INC.

          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                        (in thousands, except share data)
                                   (Unaudited)

                                                  Common Stock          Additional    Cumulative                       Total
                                             ------------------------    Paid-In      Translation     Accumulated   Stockholders'
                                              Shares     Amount          Capital      Adjustment      Deficiency     Deficiency
                                             ----------  ----------- --------------  -------------   -------------  -------------
Balance at December 31, 1997                 36,390,084        $ 36       $ 59,718       $ (1,390)      $ (90,901)     $ (32,537)
Net loss                                                                                                   (3,625)        (3,625)
Translation adjustment                                                                        405                            405
                                             ----------  ----------  -------------   ------------    -------------  ------------
Balance at March 31, 1998                    36,390,084        $ 36       $ 59,718       $   (985)      $ (94,526)     $ (35,757)
                                             ==========  ==========  =============   ============    =============  ============

      See accompanying notes to condensed consolidated financial statements

                                 CERPLEX, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (Unaudited)

                                                              Three Months Ended March 31
                                                              ---------------------------
                                                                  1998           1997
                                                                --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                    $ (3,625)      $ (5,003)
    Adjustments to reconcile net loss to net cash provided
       by (used in) operating activities:
         Depreciation and amortization                             1,530          2,295
         Amortization of unearned compensation                                       18
         Foreign currency transaction loss                                           25
         Decrease (increase) in:
            Accounts receivable                                   (5,005)           456
            Inventories                                             (707)         2,763
            Prepaid expenses and other                             1,637          2,112
            Other long-term assets                                   312           (381)
            Net assets of discontinued operations                     --          1,681
         (Decrease) increase in:
            Accounts payable                                         506         (2,685)
            Accrued and other current liabilities                   (176)          (458)
            Income taxes payable                                     310            667
                                                                --------       --------
         Net cash provided by (used in) operating activities      (5,218)         1,490
                                                                --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of plant and equipment                                 (596)          (747)
                                                                --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of long-term debt                              --           (257)
    Proceeds from notes payable                                    5,100             --
    Other                                                                            (5)
                                                                --------       --------
       Net cash provided by (used in) financing activities         5,100           (262)
                                                                --------       --------
Effect of exchange rate changes on cash                              276         (1,327)
                                                                --------       --------
    Net decrease in cash and cash equivalents                       (438)          (846)

Cash and cash equivalents at beginning of period                  16,184         23,782
                                                                --------       --------
Cash and cash equivalents at end of period                      $ 15,746       $ 22,936
                                                                ========       ========

Supplemental disclosure of cash flow information:
  Cash paid during the quarter for:
       Interest                                                 $  1,208       $  1,625
                                                                ========       ========
       Income taxes                                             $    514       $     18
                                                                ========       ========
    Non-cash activities during the quarter:
       Capital lease additions                                  $     --       $    249
                                                                ========       ========

      See accompanying notes to condensed consolidated financial statements

                                 CERPLEX, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) ORGANIZATION, BASIS OF REPORTING AND PRINCIPLES OF CONSOLIDATION

    Cerplex, Inc. (the "Company") was incorporated in California in May 1990 and reincorporated in Delaware in November 1993. The Company is a leading independent provider of electronic parts repair and logistics services for a wide range of electronic equipment for the computer and peripheral, telecommunications and office automation markets. The Company's key service offerings are depot repair, logistics services and spare parts management and sales, as well as a variety of ancillary services. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

(b) CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

    In May 1996, the Company acquired Cerplex SAS. As part of the acquisition, sufficient cash was provided to fund certain liabilities of Cerplex SAS. Under the terms of the Stock Purchase Agreement, the Company has agreed to certain financial covenants over a four year period that limit the amount of dividends and payments in the nature of corporate charges paid by Cerplex SAS. Accordingly, the cash of Cerplex SAS is generally not available for financing operations outside of Cerplex SAS. The cash balance of Cerplex SAS at March 31, 1998 was $14.0 million.

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

(e) OTHER ASSETS

    Long-term investments are recorded at cost. The Company periodically assesses whether there has been an other than temporary decline in the market value below cost of the investment. Any such decline is charged to earnings resulting in the establishment of a new cost basis for the investment. Debt issuance costs incurred to obtain financing are capitalized and amortized using the straight-line method over the estimated life of the related debt. The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's reported other investments are classified as available-for-sale under SFAS 115. Accordingly, any unrealized holding gains and losses, net of taxes, are excluded from income and recognized as a separate component of deficiency until realized. Realized gains, realized losses and decline in value, judged to be other than temporary, are included in other income.

                                 CERPLEX, INC.


(f) FOREIGN CURRENCY TRANSLATION

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

(g) INCOME TAXES

    Provisions are made for the amount of income taxes on the reported operations of each year. Tax credits are treated as reductions of the applicable Federal income tax provisions in the years earned. On a quarterly basis, the Company provides for state and foreign income taxes based on an estimate of the effective rate for the entire year.

(h) REVENUE RECOGNITION

    Sales are recognized upon shipment of product to customers. Sales relating to deferred service contracts are recognized over the related contract terms on a straight-line basis.

(i) LOSS PER SHARE

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

    Basic net loss per share is computed using the weighted average number of common shares outstanding. Diluted loss per share excludes the antidilutive effect of preferred stock, stock options and warrants.

(j) FINANCIAL STATEMENT ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.

                                 CERPLEX, INC.


NOTE 2 - BASIS OF PRESENTATION

    In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position as of March 31, 1998 and 1997 and consolidated statements of operations and statements of cash flows for the three months ended March 31, 1998 and 1997. Results of operations for the three months ended March 31, 1998 are not necessarily indicative of results to be expected in the future.

    Although the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1997.

    The Company's fiscal year is the 52 or 53 week period ending on the Saturday closest to December 31. For purposes of presentation, the Company has indicated its accounting quarter and year end as March 31 and December 31, respectively.

NOTE 3 - SUBSEQUENT EVENT

    The merger between The Cerplex Group, Inc. and Aurora Electronics, Inc. was completed on April 30, 1998. As a result of the merger, Cerplex became a wholly-owned subsidiary of Aurora, and Aurora changed its name to The Cerplex Group, Inc. Each outstanding share of Cerplex Common Stock will be converted into the right to receive 1.070168 shares of Aurora Common Stock.

    As part of the merger agreement, $33 million in cash will be infused into the new company under a restructuring plan. Proceeds from Aurora's New Senior Loan, together with proceeds from the Welsh, Carson, Anderson & Stowe VII, L.P. ("WCAS") financing and Rights Offering was partially used to retire Cerplex's Senior Debt, the related accrued interest and a $200,000 Amendment fee, which was due upon payment of the outstanding debt.

    After giving effect to the merger and WCAS Financing, WCAS will, in the aggregate, depending on the number of Rights Units purchased by the Aurora Public Stockholders in the Rights Offering, beneficially own approximately between 61% and 69% of the voting stock of Aurora on an as-converted basis.

    During the quarter ended March 31, 1998, Aurora provided Cerplex with unsecured loans in the amount of $5.1 million, which bears interest at the rate of 10% and becomes due and payable on June 30, 1998. An additional loan of $1.5 million was made on April 30, 1998. Cerplex used the funds for working capital purposes.

                                 CERPLEX, INC.


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

    During the second quarter of 1997, the Cerplex Board authorized and committed management to implement a consolidation and cost reduction plan to reduce North America staffing. As part of the restructuring, Cerplex sold its PCS and MODCOMP/Cerplex subsidiaries. Also during 1997, Cerplex was in default under the Cerplex Senior Credit Agreement resulting in numerous waivers and amendments. On January 30, 1998, Aurora Electronics, Inc. (Aurora) signed a Merger Agreement with Cerplex. As a result of the Merger, Cerplex would become a wholly-owned subsidiary of Aurora, and the current equity holders of Cerplex would be entitled to receive in a tax-free exchange approximately 25% of the post-merger, fully-diluted common stock of Aurora, after giving effect to the WCAS Financing and the Rights Offering. Under the terms of the Merger Agreement, each share of Cerplex Common Stock would convert into shares of Aurora Common Stock at the Exchange Ratio.


RESULTS OF OPERATIONS

    The following table sets forth items from the Company's Condensed Consolidated Statements of Operations as a percentage of net sales.

                                         For the Three-Month
                                             Period Ended
                                              March 31,
                                         --------------------
                                           1998        1997
                                         -------       ------
Net sales                                 100.0%       100.0%
Cost of sales                              89.9         83.8
                                           ----        -----
Gross margin                               10.1         16.2
Selling, general and administrative        12.3         19.4
                                           ----        -----
Operating loss                             (2.2)%       (3.2)%
                                           ====        =====

                                 CERPLEX, INC.


NET SALES

    Net sales for the quarter ended March 31, 1998 decreased $14.8 million or 31.9% to $31.6 million as compared to net sales for the corresponding quarter of 1997. The increase in net sales for the first quarter of 1998 compared with the first quarter of 1997 is primarily due to the sales of Cerplex's PCS subsidiary in April 1997 and MODCOMP/Cerplex effective June 30, 1997. These operations contributed $10.7 million in net sales in the first quarter of 1997. In addition, net sales of Cerplex's on-going repair business decreased $3.3 million in the first quarter of 1998 compared to 1997.

GROSS PROFIT

    Gross profit as a percentage of net sales declined to 10.1% during the quarter ended March 31, 1998 from 16.2% during the quarter ended March 31, 1997. The decrease in the gross profit margin percentage was partially the result of the sales of PCS and Modcomp/Cerplex businesses, which had higher gross margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses ("SG&A") decreased by $5.1 million and as a percentage of net sales were 12.3% during the quarter ended March 31, 1998 compared with 19.4% during the quarter ended March 31, 1997. The decrease in SG&A dollar spending is due to the sale of PCS and Modcomp/Cerplex in the first half of 1997, along with Cerplex's consolidation and cost reduction plan initiated in June 1997, which reduced staffing in marketing, selling, finance and management information systems functions.

INTEREST EXPENSE

    Interest expense for the quarter ended March 31, 1998 increased to $2.5 million from $2.2 million in the corresponding quarter of 1997. The increase was due to a higher weighted average interest rate. The effective interest rate on credit facilities increased to 15.2% during the quarter ended March 31, 1998 from 9.8% during the quarter ended March 31, 1997. Average borrowings outstanding were $50.8 million during the quarter ended March 31, 1998 compared with $61.9 during the quarter ended March 31, 1997.

INCOME TAXES

    Income tax expense for the quarter ended March 31, 1998 decreased to $398,000 from $721,000 for the quarter ended March 31, 1997 and is primarily related to income taxes on earnings of the Company's operations in Europe. The Company has not recorded an income tax benefit related to operating losses in the United States, and, accordingly, a full valuation allowance for deferred tax assets has continued to be maintained due to uncertainties surrounding their realization.


LIQUIDITY AND CAPITAL RESOURCES

    SENIOR CREDIT FACILITY

    SUMMARY. The Credit Agreement contains a variety of restrictions, including prohibitions on dividends and the incurrence of additional debt. During portions of 1996 and 1997 Cerplex was in default of various covenants in the Credit Agreement, which resulted in a series of waivers and amendments over

                                 CERPLEX, INC.

the course of the two years. As described below, the amendments resulted in a decreased borrowing base from the initial $60 million to $30 million and in significantly increased interest rates. The amendments also resulted in the issuance of the Bank Warrants. As of March 31, 1998, $25,320,620 in principal was outstanding under the term loan at an interest rate of prime plus 7.125% (15.625%), $2,886,984 and $2,000,000 was outstanding under the revolver at an interest rates of 14.5% and 19.0%, respectively. The loans under the Credit Agreement became due and payable May 1, 1998.

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

    MISCELLANEOUS

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

                                 CERPLEX, INC.


    The Company acquired inventory consisting of used telephones from Lucent Technologies, Inc. ("Lucent"). At December 31, 1996, the Company had $5.9 million of inventory, production cost commitments and assets related to the telephones acquired from Lucent. In June 1996, the Company executed a promissory note bearing interest at 9.75% in the amount of $4.6 million payable on September 15, 1996 in favor of Lucent, reflecting a portion of the amount invoiced to the Company by Lucent (the "Lucent Note"). Lucent has invoiced the company for an additional $0.6 million. Due to the quality of the inventory and the lack of availability of spare parts to effect repairs, the Company believes it has claims against Lucent. The Company currently does not intend to pay the Lucent note or other Lucent invoices. If the Company is required to pay the Lucent Note and other Lucent invoices in full, it would have a material adverse effect on the Company's financial resources. On October 7, 1996, the Company filed a lawsuit against Lucent in the Orange County Superior Court seeking to have the Lucent Note declared invalid. On November 6, 1996, Lucent filed a cross-complaint seeking payment of the Lucent Note, alleging damages for breach of contract and seeking a constructive trust on any proceeds from the sale of the telephones. In October 1997, Cerplex executed a settlement agreement, which had been substantially completed in September 1997. The agreement provided for the payment to Lucent of $150,000 in cash and trade credits that Cerplex had received when it transferred the telephones to a third party. Cerplex also paid Lucent an additional $350,000 in April 1998.

    During the quarter ended March 31, 1998, Aurora provided Cerplex with unsecured loans in the amount of $5.1 million, which bears interest at the rate of 10% and becomes due and payable on June 30, 1998. An additional loan of $1.5 million was made on April 30, 1998. Cerplex used the funds for working capital purposes.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    Refer to disclosure set forth in Part I, Item 3 (Legal Proceedings) of the Company's Annual Report on Form 10-K for the 1997 fiscal year.

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

                                 CERPLEX, INC.


    This report may contain forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause differences include, but are not limited to, those discussed below.

    LOSSES AND ACCUMULATED DEFICIT. For the quarter ended March 31, 1998, the Company reported a net loss of $3.6 million, including an operating loss of $0.7 million. As of March 31, 1998, the Company had an accumulated deficit of $94.5 million. There can be no assurance that the Company will reduce its operating losses or operate profitably in the future.

    DEPENDENCE ON KEY CUSTOMERS. During 1997, Rank Xerox, IBM, BT and Digital Equipment Corporation accounted for approximately 32%, 6%, 12% and 11% of revenues, respectively. There can be no assurance that major customers of the Company will not terminate any or all of their arrangements with the Company; significantly change, reduce or delay the amount of services ordered from the Company; or significantly change the terms upon which the Company and these customers do business. Any such termination, change, reduction or delay could have a material adverse effect on the Company's business.

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

                                 CERPLEX, INC.


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

    EXPANSION OF INTERNATIONAL SALES. During 1997, approximately 59.1% of the Company's sales were international. There can be no assurance that the Company will be able to successfully market, sell and deliver its products and services in these markets. In addition to the uncertainty as to the Company's ability to expand its international presence, there are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates and potentially adverse tax consequences, which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's international operations and, consequently, on the Company's business, operating results and financial condition.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


a) Exhibits

Exhibit               Description
-------               -----------
 27.1       EDGAR Financial Data Schedule


b) Reports on Form 8-K for the quarter ended March 28, 1998

     None

                                 CERPLEX, INC.


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 12, 1998
                                          CERPLEX, INC.

                                          /s/ Steven L. Korby
                                          ----------------------------------
                                          Steven L. Korby
                                          Executive Vice President of Finance
                                          and Chief Financial Officer
                                          (Principal Accounting Officer)